Form 10KSB
period 2006-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2007-03-30
CIK 1362659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934


                         COMMISSION FILE NO. 333-134987


                         TETRAGENEX PHARMACEUTICALS, INC

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                0-2834                         22-3781895
    (State or other jurisdiction of         (Primary Standard Industrial           (I.R.S. Employer
    incorporation or organization)           Classification Code Number)               I.D No.)

                            1 MAYNARD DRIVE SUITE 105
                          PARK RIDGE, NEW JERSEY 07656

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201) 505-1300
                           (ISSUER'S TELEPHONE NUMBER)

    Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): NONE.

    Title of each class name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act:

        Our total authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share,and 5,000,000 shares of preferred stock, $.01 par value per share.

Check  whether  the  issuer (1) filed all  reports  required  to be filed  under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

The Issuer's revenues for the fiscal year ended December 31, 2006 were $0. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the price at which the stock was sold or the average bid and ask prices of such stock as of March 30, 2007, was approximately $0 per share. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on March 30, 2007: 15,901,126.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format (Check one):  Yes [_]; No [X]

The Registrant, by this Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB.

                                TABLE OF CONTENTS


PART I............................................................................................................1

     ITEM 1.      BUSINESS........................................................................................1
     ITEM 2.      DESCRIPTION OF PROPERTY........................................................................14
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................14
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................15


PART II..........................................................................................................16

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS........................................................................................16
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION OR PLAN OF OPERATIONS................................................................16
     ITEM 7.      FINANCIAL STATEMENTS...........................................................................23


TETRAGENEX PHARMACEUTICAL, INC. - INDEX..........................................................................23

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........24
     ITEM 8A.     CONTROLS AND PROCEDURES........................................................................24
     ITEM 8B.     OTHER INFORMATION..............................................................................24


PART III.........................................................................................................25

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................25
     ITEM 10.     EXECUTIVE COMPENSATION.........................................................................28
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.32
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................37
     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................37
     ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................38

                                     PART I


ITEM 1. BUSINESS

GENERAL

The Company was founded in 1989 by a group of researchers from Lederle Laboratories as a contract research organization (CRO) to perform consulting services for small to medium-sized pharmaceutical and biotechnology companies. The Company had planned to utilize revenues generated by its CRO activities to create and develop a portfolio of proprietary pharmaceutical products. At an early point, the Company identified a platform of peptides for the treatment of central nervous system disorders such as depression.

In 1993, Mr. Schacker, was the Chairman of a Wall Street Investment Bank, and commenced due diligence on Innapharma, Inc., in 1994 he joined the Company as a Director and funded the Company with approximately $7.5 million in several rounds of financing; through his Trust Bank, from 1994 to 1998, Mr. Schacker provided the Company with an additional $20 million in a combination of debt and equity financing, allowing the Company to continue to develop nemifitide and other promising compounds.

In 1998, the Board of Directors asked Mr. Schacker and Mr. Abel to take the Co-Chairmanship of the Company for the purposes of helping the Company improve its then current management issues; at that time the Chairman voluntarily stepped down from his position as Chairman but kept his position as CEO and a director. After a thorough review of the Company's issues, the Board asked Mr. Schacker to become the CEO. Mr. Schacker and Mr. Abel took the position of co-CEO of Innapharma, Inc., and got directly involved with the day-to-day business of the Company.

In 1999, Messrs. Schacker and Abel decided that a full restructuring of the scientific management was necessary for the survival of the Company. Messrs. Schacker and Abel decided that a full restructuring of the management was inevitable and necessary in order for the Company to successfully develop its flagship compound as well as raising capital to keep the Company in business. Messrs. Schacker and Abel restructured the board to that same end.

Messrs. Schacker and Abel recruited Dr. Feighner as the new President of Innapharma. They felt that Dr. Feighner's extensive experience as a clinical psychopharmacologist, having been involved in the development of 11 anti-depressants, would be an enormous asset to the continued progress of Innapharma's anti-depressant. Mr. Budetti, Dr. Feighner's long time business partner also agreed to join as the Chief Operating Officer. Dr. Feighner and Mr. Budetti were both recruited because of their vast experience in the CNS area, which includes working on more than 30 antidepressants, and their involvement in more than 200 clinical trials with Central Nervous System ("CNS") compounds. Management believes that the addition of Dr. Feighner and Mr. Budetti revitalized our Company, which was reflected in our ability to raise funds for the development of nemifitide (our lead compound in the development program for the treatment of major depression and serious refractory depression). The new Management team, which consisted of Messrs. Schacker, Abel, Budetti and the late Dr. Feighner, led to a crucial turn around and renewed success of their drug development program and the Company's financial status.

After the restructuring, Mr. Schacker successfully led the Company's fund raising with an additional $40 million in multiple financings offering over a six-year period. Under the direction of our new management team, we implemented a plan to restructure our operations and finances by:

     o    Reducing our cost structure dramatically;

     o    Renegotiating key supply and other contracts;

     o    Establishing   a  disciplined   and  focused   development   plan  for
          nemifitide; and

     o Eliminating approximately $15,000,000 of our vendor obligations and debt obligations through repayment and conversions of such debt into equity.

Management   believes  that  these  steps   strengthened   us  financially   and
operationally, enabling us to leverage our scientific expertise and refocus our efforts on the development of nemifitide and other proprietary products.

In 2004 Dr. Cartwright was asked by the management team to go from scientific consultant to full-time lead scientific manager in order to oversee the total drug development process with a special focus on the preclinical aspects of our compounds. Dr. Cartwright, who has post-graduate experience in clinical psychiatry and CNS development, has been instrumental in the overall development of nemefitide. Since the successful lifting of the clinical hold, Dr. Cartwright and Dr. Feighner have been working together to evaluate and plan the continued clinical development of nemifitide. As a result of the lifting of the clinical hold on March 29, 2006, the Company plans to actively pursue the development and commercialization of nemifitide and to pursue the development of other proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. We have developed a novel platform of pharmaceutical "small chain" peptides with the potential for the treatment of depression, anxiety and other central nervous system disorders.

We have conducted extensive testing of nemifitide on both animals and humans over the last ten years. Early preclinical animal studies demonstrated the potential efficacy of nemifitide as a treatment for human patients suffering from depression. These preclinical results have been supported by the clinical studies that we have conducted in over 500 subjects to date and in which nemifitide was administered to over 400 subjects. Since the FDA lifted the clinical hold, our management believes, that we may be able to submit a new drug application ("NDA") for ultimate market approval in the year 2009.

We have conducted extensive testing of nemifitide in both animals (preclinical) and human (clinical) studies over the last ten years. Early preclinical animal studies demonstrated the powerful potential of nemifitide as a treatment for human patients suffering from depression. These preclinical results have been supported by the clinical studies that we have conducted in over 500 subjects in which nemifitide was administered to over 400 subjects. In January 2003, we were conducting Phase 2 clinical trials (studies in depressed patients), in order to demonstrate proof-of- principle in patients. At that time, results of a 3-month toxicology study performed by Huntingdon Life Sciences, Inc. ("Huntingdon") wherein dogs, in accordance with the requirements of the Food & Drug Administration (the FDA), were given extremely high daily doses of nemifitide over a 3-month period (the "Dog Study"), became available. After three months, a customary sacrifice of certain dogs was performed. This study found brain and muscle lesions in the dogs. We notified the FDA and all human clinical trials were placed on hold by the FDA. We then engaged a panel of leading scientists in the field of neurotoxicology, neuropathology and regulatory affairs to evaluate all of the data and to address the feasibility of resolving the clinical hold. Following a recommendation from the FDA, the Tetragenex scientific team implemented two additional animal studies consisting of one primate (monkey) study and one dog study. The independent expert panel thought that these studies would generate appropriate data for the FDA to address and remove the clinical hold. These studies are now completed. In the new dog study with a more sophisticated evaluation of the target organs, there was less toxicity observed than with the previous study with an improved risk benefit safety profile. The primate study, with similar sophisticated evaluation, did not show any treatment-related toxicity due to nemifitide at any of the doses investigated, which would suggest species specificity to the dog. The FDA confirmed on March 29, 2006, that they had completed their review of the Company's complete response to the clinical hold and that the clinical hold had been lifted. This permits the company to re-enter human clinical trials.

In double-blind, placebo-controlled trials, the efficacy of the compound compares very favorably to other currently available antidepressants, without any evidence of adverse side effects commonly exhibited by current available therapies such as anxiety, sexual dysfunction and serious sleep disorder. We believe that nemifitide has the potential to revolutionize the antidepressant market, which today is estimated to be $10 billion in the United States and in excess of $17.1 billion worldwide.

BANKRUPTCY

In light of the results of the Dog Study and the difficult financial market conditions at the time, which had hampered our fund-raising efforts, on April 15, 2003, Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code (See Item 3 of this Annual Report "Legal Proceedings"). At or about the time of the filing, we took measures to drastically reduce our monthly overhead and other costs, which included terminating non-essential employees, rehiring some employees as consultants, and deferring salaries of all remaining employees. We closed our Florida office that year but continue to maintain our headquarters in Park Ridge, NJ, with a small satellite office in Melville, NY.

From the filing of the bankruptcy to November 2004, we filed a plan of reorganization, negotiated settlements with both the creditor's committee and the preferred shareholders and got our plan of reorganization confirmed in Bankruptcy Court in the Eastern District with an effective date of November 26, 2004.

Simultaneously, while emerging from bankruptcy, we had an initial closing of a private placement of our securities and managed into Tetragenex Pharmaceuticals, Inc.

ANTIDEPRESSANT (CNS) DEVELOPMENT PROGRAM

DEPRESSION

The Diagnostic and Statistical Manual of Mental Disorders (Fourth Edition) defines depression as a common psychobiological disorder that manifests itself through symptoms such as a pervasive low mood and loss of ability to enjoy usual activities, a change in weight, a change in appetite and/or sleep activity, a decrease in energy, a feeling of worthlessness or guilt, difficulty in thinking or making decisions, and/or recurring thoughts of death or suicide. Recent studies conducted by the World Health Organization (WHO), indicate that up to 20% of the world's population will suffer from severe depression at one point in their lifetime of sufficient degree to require medical and/or psychotherapeutic intervention. According to the National Depressive and Manic Depressive
Association, it is estimated that more than 22,000,000 American adults suffer from depression and result in approximately 30,000 suicides annually. The United States government estimates that depression costs approximately $17 billion in lost work days each year.

Both the WHO and the National Institutes of Mental Health (NIMH) recognize that depression is a major global health problem and they have encouraged increasing resources to be devoted to improving currently available treatments, as only about 20% to 30% of patients with major depressive disorder are appropriately diagnosed and adequately treated. The United States Preventative Task Force, a group sponsored by an office of the United States Department of Health and Human Services, has recommended that physicians formally screen patients for depression during routine physical examinations and establish appropriate systems to ensure treatment and follow-up.

ANTIDEPRESSANT MARKET

According to the WHO report from 2001, an estimated 121 million people around the world suffer from a depressive disorder for which they require treatment. More women than men suffer from depression. It is estimated that 5.8% of all men and 9.5% of all women will suffer from a depressive disorder in any given year. Many people will be afflicted by a depressive disorder at some point in their lives. The WHO projects that 17% of all men and women will suffer from a depressive disorder at some point in their lives. Depression is a major health problem and the WHO predicts that by 2020 depression will be the second largest cause of the global health burden. The disease is the central nervous system
(CNS) disorder with the highest prevalence -- about 40 million diagnosed cases in the United States, France, Germany, Italy, Spain, United Kingdom, and Japan. In the United States, there are 15 million cases of depression. The diagnosis rate for depression should continue to rise as public awareness of the disease increases.

Antidepressant sales constitute the largest segment of the CNS market, approximately 24%. In 2004, global sales of antidepressant agents exceeded $15 billion. Japan is currently a relatively unimportant market for antidepressants, constituting about 5% of the global market; Europe (19%) and especially the United States (71%) account for most of the global sales of antidepressants.

Over the next five years, generic forms of nearly all the leading branded antidepressants will emerge. As a result of patent expiries, Research and Markets expect the value of the U.S. antidepressant market to decline by 2.1% per year between 2004 and 2009.

According to Lead Discovery Ltd., the antidepressant market is set to undergo a period of rapid change as seven out of the eight leading brands suffer US patent expiries by 2008. With only a handful of new products anticipated to replace these blockbuster products, the market is expected to decrease by -21.5% to $13.5 billion by 2011, as physicians are encouraged to utilize cheaper generics. Brand players must look towards maximizing revenues through product differentiation and innovative lifecycle strategies. Because of the profile of nemifitide, which shows rapid onset of action, minimal side effects, maintenance of efficacy of 2-4 months following initial dosing period, level of response in serious depressive disorder, the Company feels that it will have rapid entry into this market.

NEMIFITIDE

Although we have a number of product candidates in different stages of development for the treatment of various categories of disease, our major focus is on our lead antidepressant compound, nemifitide. Nemifitide has shown the potential for a rapid onset of action with long-lasting benefits. Minimal side effects have been observed to date in clinical trials with a similar incidence when compared to placebo in our placebo-controlled double-blind trials. We believe this may represent a major paradigm shift for the treatment of major depressive disorder because currently available anti-depressants: (i) require two to six weeks before the patient begins to experience significant symptomatic relief; (ii) have a large number of side effects that often result in the premature discontinuation of treatment (almost half of all patients for whom anti-depressants are currently prescribed never fill their second prescription); and (iii) require daily dosing for months and often times, years. In contrast, nemifitide often requires only 10 to 15 doses via subcutaneous injection over a two to three-week period for a sustained clinical effect (approximately 4 months). It is our belief that nemifitide will become the treatment of choice for a broad spectrum of depressive disorders, including patients who do not respond to available antidepressants (refractory patients).

We completed preclinical testing necessary for the conduct of our clinical program, Phase 1 clinical testing (testing for safety and tolerance in healthy volunteers), and substantial Phase 2 clinical testing (small-scale testing for safety and efficacy in depressed patients) of nemifitide and are anticipating large scale, multicenter Phase 3 studies. Removal of the clinical hold allows us to expand our Phase 2/3 clinical trials program during the course of the year 2007. The only significant drug-related side effect observed to date for nemifitide was an allergic reaction in one patient, which resulted in the subject being withdrawn from the study. All other side effects observed to date in the over 400 subjects dosed to date in our clinical trials have been non-serious as defined by the FDA.

Nemifitide was discovered and developed by our scientists and is based upon a model of naturally occurring brain peptide. By modifying these naturally occurring substances, we have been able to develop a platform of unique synthetic peptides, which we believe has a rapid onset of action with minimal side effects as compared to the current drugs that treat depression. The side effects of nemifitide observed in human clinical trials are reported to be minimal and of short duration, and include dizziness, mild headaches, transient drowsiness, constipation, a metallic taste and mild skin irritation at the site of the injection, with a similar incidence when compared to placebo.

We continue to synthesize, test and add peptides to our platform. To date, we have evaluated more than 200 of these compounds, and our efforts are ongoing. This work has already identified several drug candidates that show even greater activity in preclinical testing than did nemifitide, and these compounds have been designated as second-generation drugs. We have been granted patents that cover our extensive library of peptides and we will continue to seek additional patent protection as new peptides are developed in 2006.

OVERVIEW OF NEMIFITIDE

In April 2003, the FDA informed us that they were placing nemifitide on clinical hold due to brain and muscle lesions found during a routine 3 month dog study. We completed additional canine and monkey studies which prompted the FDA to remove the clinical hold. The clinical hold may hinder our ability to obtain a licensing agreement with a pharmaceutical company as well as attract additional investment into the Company. To date we have seen no evidence of similar problems in the 400 humans who have received nemifitide. We believe nemifitide has shown several advantages over the drugs currently marketed to treat depression. These advantages include:

RAPID ONSET OF ACTION AND SYMPTOMATIC RELIEF.

The initial effects of nemifitide are observable within the first three to five days of treatment. Peak effects of nemifitide occur within two to three weeks, versus four to eight weeks for other current antidepressant therapeutics. Nemifitide may be used to treat severely depressed patients who require rapid symptomatic relief, as effectiveness can be clinically measured within three to five days of initiating treatment.

MANY PATIENTS EXPERIENCE COMPLETE SYMPTOMATIC RELIEF.

Many patients who respond to nemifitide enter into remission from their depression.

FREEDOM FROM REGULAR DAILY TREATMENT.

Nemifitide is administered via ten subcutaneous injections on average over a two to three-week period and has a long duration of effective action (approximately 4 months). This allows for intermittent clinical treatment versus regular daily treatment required with existing medications.

MINIMAL SIDE EFFECTS.  IN PHASE 1 AND 2 STUDIES.

Nemifitide has been administered to over 400 subjects without any evidence of the problematic adverse side effects commonly exhibited by currently available therapies, such as anxiety and sexual dysfunction. The only significant side effect observed to date has been an allergic reaction in one patient, which caused withdrawal from the study. All other side effects listed have been minor or inconsequential and most of them were not different from placebo in our double-blind studies.

LITTLE OR NO POTENTIAL FOR ADVERSE INTERACTIONS WITH OTHER DRUGS.

Based on in vitro (in test tubes) studies conducted to date, nemifitide is not expected to show significant drug-drug interaction in human beings. This is especially beneficial in the treatment of geriatric depression or other patients who take multiple medications.

POTENTIAL FOR ALTERNATIVE FORMS OF ADMINISTRATION.

Evidence from a Phase 1 clinical study indicates that nemifitide may be administered through needle less injection devices. We intend to explore other forms of delivery, such as transdermal patch (through the skin by way of a patch), intranasal spray and other methods of administration.

POTENTIAL TO TREAT OTHER CNS DISORDERS.

In addition to treating major depressive disorder, preclinical animal data with nemifitide and other peptide analogs demonstrated the potential for treating anxiety disorders. We intend to pursue other CNS indications as well.

TREATMENT OF SEVERELY REFRACTORY PATIENTS.

Results from an open-label (a clinical trial without the use of a placebo) pilot study in severely refractory depressed patients (patients who have not responded to available antidepressants) have shown a 44% response rate. These results have generated a considerable amount of interest among the clinical/scientific community and the FDA. We believe this reflects the novel activity of nemifitide and the potential to treat this debilitating disorder. According to the National Institute of Mental Health, approximately 5% to 10% of patients suffering from major depressive disorder have the refractory form of the illness.

UNIQUE MECHANISM OF ACTION

We believe that the mechanism of action of nemifitide is different from that of other antidepressants. Studies regarding specific aspects of the mechanism of action of nemifitide are part of the development program. The results of rat studies conducted to date indicate that nemifitide crosses the blood brain barrier rapidly and is concentrated in key brain areas related to depression, especially the hippocampus, amygdala and pre-frontal cortex. In vitro studies (studies conducted in the laboratory rather than in animals) show that nemifitide is not significantly metabolized by the brain tissue of rats. Following in vivo studies (studies conducted in live animals), unchanged nemifitide, as well as our active metabolite, were found in the brains of the rats. This data suggests that the antidepressant activity of nemifitide is due, at least in part, to unchanged nemifitide in the brain.

In vitro studies were conducted to determine the specific brain receptors to which nemifitide binds. The results indicate that nemifitide binds to certain serotonin receptors, such as 5HT2A and 5HTT. Other in vivo studies in rats confirmed these results. This is a strong indication that nemifitide is interacting with the serotonergic pathway in the body, in a manner that differs from that of the selective serotonin reuptake inhibitors (SSRIs), such as Prozac, Paxil, Zoloft and others. This unique mechanism of action, in conjunction with the advantages of nemifitide observed in the clinic, supports management's belief that nemifitide represents a new treatment paradigm for depression.

CLINICAL AND PRECLINICAL DEVELOPMENT PROGRAMS

CLINICAL TRIALS - NEMIFITIDE

Our clinical trial program has been designed to produce information about the efficacy and safety of nemifitide. Patients who desired to participate in our trials were first screened by trained physicians and determined to be eligible. Many eligibility criteria were evaluated during the screening, with an emphasis on the degree of depression, as measured by standardized tests, and the appropriate depressive diagnosis, as determined by the screening physicians. Those patients found to be suffering from major depressive disorders and who met standard, well defined inclusion and exclusion criteria were included in our studies.

Our lead compound, nemifitide, is well advanced in Phase 2 clinical trial testing in depressed patients and has demonstrated potential significant advantages over existing therapies. These include a rapid onset of action (3-5 days vs. weeks), a long-acting response (approximately 4 months), and minimal side effects when compared with placebo (with none of the sexual dysfunction and weight gain that often make current antidepressants intolerable).

We have, to date, performed five blinded, placebo-controlled Phase 2 clinical trials and two unblinded trials with nemifitide. We have performed both blinded and open-label studies. Blinded trials include a group of patients who are randomly assigned to receive either placebo (sugar) or nemifitide. During a blinded trial, neither the patient nor the examining physician knows which patients are receiving the placebo and which are receiving nemifitide. Upon completion of the study, the study is unblinded and the effectiveness of the treatment is determined. Placebo-controlled studies provide the most reliable information about the efficacy of a new antidepressant and are required by the FDA and other international regulatory agencies in order to approve the commercialization of a new drug.

The data from our first two blinded studies provided evidence indicating that nemifitide is an active antidepressant that is safe and well tolerated in human patients. The data from the two blinded studies gave us information regarding the optimal doses and treatment regimen (i.e., daily doses, alternate day dosing, 10 doses, 15 doses, etc.), as well as demonstrating a dose response. Since the FDA recently lifted the clinical hold imposed on our research, we may proceed with expansion of our Phase 2/Phase 3 pivotal clinical programs required for FDA approval during the course of the year 2006. In our most recent blinded study, one treatment group received ten doses of 30 mg of nemifitide, the second treatment group received ten doses of 45 mg of nemifitide and the third group received ten doses of matching placebo over a two-week period. There were 78 patients in the study (approximately 26 patients per treatment group). Patients receiving nemifitide did significantly better than patients receiving placebo. A dose-response was observed, as well, with the 45 mg patients responding better than the 30 mg patients. In addition, further data analysis revealed that the more depressed a patient was upon entering the study, the stronger their response.

In the other blinded study, patients received either 9 or 15 doses of 160 mg of nemifitide (or a placebo) over a three-week period. The purpose was to evaluate the efficacy of the 160 mg dose and compare daily dosing (Monday-Friday) to every-other-day dosing (Monday/Wednesday/Friday) for three weeks. Results of this study showed a sustained significant response for the patients receiving the Monday/Wednesday/Friday dosing regimen, while patients who received the daily dosing regimen did not separate from placebo patients.

The Monday/Wednesday/Friday dosing regimen is supported by earlier animal studies performed by Dr. David Overstreet at the University of North Carolina in his Flinders sensitive rat models.

In addition to the placebo-controlled blinded studies, we conducted two open-label trials. These studies, in which the patient knows they are getting a drug, are typically used when data is needed quickly and/or we wish to compare a range of doses. The first open-label study involved 27 patients who had completed treatment in one of our double-blinded, placebo-controlled studies. In this study all patients received nemifitide (18-160 mg for up to three years). Sixty-seven percent (18 of 27) experienced a prolonged therapeutic response and the drug was well tolerated with no significant drug-related side effects.

REFRACTORY DEPRESSION: Our second open-label trial was conducted in a patient population with severe refractory depression, who had not responded to available antidepressant therapy. Refractory patients make up 5% to 10% of the total depressed patient population. Management believes that any medication that would help this population would be of great clinical utility and would become the treatment of choice almost immediately. In this 25 patient study there was a significant improvement in 11 of the patients, representing a 44% response rate. As a result of this positive data, we plan to expand our late Phase 2 and 3 programs and to include a placebo-controlled study in refractory depression. Management estimates that the projected date of submission of the New Drug Application for nemifitide to the FDA is the year 2009.

Our clinical studies are being conducted under internationally accepted protocols that will enable us to submit the results to regulatory authorities in all important world marketplaces, including the United States, Europe and Japan.

PRECLINICAL STAGES OF DEVELOPMENT

Preclinical studies are performed to generate the data that is necessary before the FDA will grant permission to start clinical trials. Four general types of preclinical information are required safety, pharmacology, pharmacokinetics/metabolism and manufacturing.

Safety and pharmacokinetic studies are performed in animals, usually rats and dogs, at doses that far exceed those expected to be utilized in human beings. After treatment, the animals are carefully autopsied and the toxic effects of the drug are noted. From this data, a determination is made regarding the maximum dose that can be utilized in human trials.

Pharmacological activity studies are designed to provide evidence that the candidate drug is active in the target disorder. There are many different types of activity models available, depending on the target disorder. In general, activity studies are also performed in rodents because they are readily available, inexpensive and have consistently predicted clinical effects in human beings. We have available rodent models that are highly effective in identifying candidate antidepressant, anti-cancer and antibacterial drugs, which will be used in order to evaluate our drugs in preclinical development.

Manufacturing studies are performed in order to demonstrate that the drug candidate can be prepared in sufficient purity and stability to meet FDA requirements for human administration.

We have the following other product candidates currently in preclinical stages:

NEW CENTRAL NERVOUS SYSTEM ACTIVE PEPTIDES.

We currently have under development a large number of central nervous systems active peptides that the Company believes may have clinical utility. Two of these compounds, INN 01134 and INN 00955, are shown to be more active in preclinical models than nemifitide. INN 01134, is a pharmacologically active metabolite of nemifitide. It is our goal to pursue the development of these compounds as second-generation medications for the treatment of depression, anxiety and other major psychiatric disorders. Depression is a heterogeneous disorder and as a result patients often respond very differently to psychotropic drugs (drugs that are active in psychiatric disorders) that even have a similar mechanism of action. Physicians are aware of this possibility and commonly utilize several drugs of a given class when treating individual patients. The availability of alternate therapeutics related to nemifitide would therefore greatly improve the likelihood of central nervous system peptides becoming the treatment of choice among physicians.

The methods we use to evaluate the activity and toxicity of nemifitide are equally applicable to the testing of other central nervous system active peptides. Accordingly, the development of a second-generation antidepressant peptide is greatly facilitated by our previous experience. Several drug candidates are currently under evaluation in animal models.

ANTI-CANCER AND ANTIBIOTIC RESISTANCE DEVELOPMENT PROGRAM

Tetracyclines were discovered in the mid 1940's. Initially, they were used as highly effective antibiotics in the treatment of a variety of infectious diseases. In the early 1980's, it was discovered that tetracyclines were also effective inhibitors of MMPs (matrix metalloproteinases), key enzymes in the promotion of many human disorders. The first application of tetracyclines as Matrix Metal/opportunities MMP inhibitors was in the treatment of periodontal disease. However, management believes that the most promising area for tetracyclines is in the treatment of cancer. Cancer cells utilize MMPs for many of the processes associated with growth, proliferation and metastasis. Tetracyclines, which are usually of limited toxicity, can often be administered to patients in high doses for extended periods of time. This makes them particularly attractive candidates as anti-cancer drugs, where the toxicity of currently available therapeutics often limits the dose and duration of their utilization.

TETRACYCLINE DEVELOPMENT PROGRAM

The continuing emergence of antibiotic resistance threatens to reverse the progress made during the latter half of the twentieth century to effectively treat bacterial and other infectious diseases. In 2001, the problem of antimicrobial resistance posed a global threat to the effective treatment of many bacterial diseases. The tetracyclines are a group of broad-spectrum antibiotics, which, even 60 years after their discovery, have retained a prominent position in the treatment of infectious diseases, exhibiting activity against a wide range of microorganisms including gram-positive and gram-negative bacteria. We have initiated a program to develop new chemically-modified tetracyclines that we believe may be active against both resistant and sensitive organisms. This is a rapid development program once efficacy has been demonstrated. A recent report on the world antibiotic market projects sales for a new antibiotic to quickly reach $100 to $300 million per year.

CHEMICALLY-MODIFIED TETRACYCLINE-BASED COMPOUNDS

Tetracyclines belong to a family of naturally occurring antibiotics that have been demonstrated to be potent inhibitors of matrix metalloproteinases (enzymes which are key in the promotion of many human disorders). We are currently developing a platform of new and unique chemically-modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast,) and antibiotic-resistant bacterial infections.

A   project   is   currently   underway   to   synthesize   and   evaluate   new
chemically-modified tetracycline molecules for the treatment of cancer and antibiotic-resistant bacterial infections. To date, 100 new compounds have been synthesized by our company, and many more will be available in the near future.

All of these compounds are in the process of being screened for pharmacological activity, and several of them have already been identified as promising candidates.

Our tetracycline-based drugs are in the preclinical development stage. Our IN VITRO studies have identified a series of chemically-modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002 covering our tetracycline product candidates.

The preclinical IN VITRO and IN VIVO models used for preclinical testing of antibacterial drugs are highly predictive of clinical activity. In addition, the development program to establish confirmation of concept in the clinic is of a relatively short term, with appropriate financing for this program made available to do the short-term clinical work. We have identified two of these derivatives to have activity IN VITRO against tetracycline-resistant bacterial strains. The next phase will be a rapid development of the preclinical program to take us into clinical studies.

Preliminary animal studies with two of our tetracycline derivatives, INN 01137 and INN 01147, have demonstrated activity in two prostate cancer models. Further studies will be carried out to confirm these results.

MANUFACTURING

We do not own or operate any manufacturing facilities. We contract with qualified third parties for the manufacture of bulk active pharmaceutical ingredients and production of clinical and commercial supplies. The ingredients and supplies comply with current good manufacturing practices reviewed by the FDA. We have entered into agreements with three overseas manufacturers for production of clinical and commercial supplies of nemifitide. We believe the prices charged by these overseas manufacturers are competitive. We plan to continue to outsource the manufacture of our products throughout the stages of commercialization and expect the cost of purchasing them will be significantly reduced as they are manufactured in bulk.

We maintain confidentiality agreements with potential and existing contract manufacturers for both active drug and formulated product in order to protect our proprietary rights. We currently synthesize our early stage chemical compounds (the chemical compounds used for study prior to our preclinical testing). However, scale-up quantities and materials for preclinical toxicology evaluations are manufactured by qualified third parties in strict compliance with current good manufacturing practices.

MARKETING AND DISTRIBUTION STRATEGY

To avoid the costs of establishing a sales force and to allow management to direct its energies to the formulation of new products, we intend to develop strategic relationships with one or more major pharmaceutical companies on a worldwide basis in order to market and distribute our products. This will also allow us to benefit from the marketing experience of such partner. Pursuant to such strategic relationships, we may grant such companies the right to market and distribute our antidepressant products in consideration for an up-front payment, milestone payments, development cost sharing, and a percentage of the revenues from the sale of the marketed product. Prior to the imposition of the clinical hold, we were in discussions with several pharmaceutical companies to market and distribute our products and will enter into one or more co-development agreements with such companies in the course of this year.

STRATEGIC COLLABORATIONS

On June 5, 2001, Quintiles, through its corporate ventures group PharmaBio Development, purchased $1,500,000 of our common stock. Simultaneously with the investment, we entered into a non-exclusive preferred provider agreement, pursuant to which Quintiles will be our preferred provider of outsourced clinical development and commercialization services and will work with us in planning and implementing a clinical program for nemifitide. Under the agreement, Quintiles will provide us with access to its experts in the areas of central nervous system disorders and will become our clinical research provider of choice. We are under no obligation to retain Quintiles with respect to the provision of clinical research services unless Quintiles' bid is competitively priced and it has the capacity and expertise to perform such services.

PATENTS AND PROPRIETARY INFORMATION

CORE PROGRAM IN ANTIDEPRESSANT THERAPEUTICS

We currently hold four issued patents in the United States and eight issued patents abroad, including a European patent, which relate to our core program in peptide-based neurological therapeutics. In addition, nine applications are pending abroad in connection with this program. We were issued United States Patent No. 5,589,460 for our primary platform of peptide-based compounds on December 31, 1996, from an application filed in 1994. This patent includes claims directed at both compounds (compositions of matter) and methods of treating depression using the compounds. The expiration date of this patent is May 4, 2014. However, the patent term may be extended by as much as five years pursuant to the Patent Term Restoration Act, 35 United States Code ss.156, providing that the appropriate conditions are met, a timely application is made and the provisions of the act are not changed.

Further to our initial patent, we sequentially filed three continuation-in-part ("CIP") applications that have also issued as United States patents. A first CIP application was filed in 1995 to cover additional peptide-based compounds and issued as United States Patent No. 5,767,083 on June 16, 1998. A second CIP application was filed in 1997 and issued as United States Patent No. 6,093,797 on July 25, 2000. A third CIP application was filed in 2002 to cover the use of the compounds in treating additional neurological and psychiatric disorders and new routes of administration for our compounds. The third CIP application issued as U.S. Patent No. 6,767,897 on July 27, 2004.

CORE PROGRAM IN TETRACYCLINE DERIVATIVE THERAPEUTICS

We currently have two pending patent applications in the United States and ten pending patent applications abroad, which relate to our core program in tetracycline derivative therapeutics. The U.S. and non-U.S. applications are directed toward compositions and/or methods for treating cancer and microbial infections.

NON-CORE PROGRAMS

We currently hold four issued United States patents and one pending Canadian patent application that do not relate to our core programs. We are not currently pursuing development of the subject matter of these four U.S. patents and the referenced Canadian application.

We also rely on trade secret information, technical know-how and innovation to continuously expand our proprietary position. We require our employees and consultants to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.

There are no actions currently pending or threatened with respect to our patents, patent applications and other intellectual property.


                       ANTIDEPRESSANT PATENT FAMILY STATUS

=====================================================================================================================
                                             FILING     RELATED APPLICATION
       COUNTRY          APPLICATION NO.       DATE          INFORMATION               STATUS           PATENT NO.
=====================================================================================================================
United States         08/238,089           05/04/94                            Granted 12/31/96      5,589,460
---------------------------------------------------------------------------------------------------------------------
1st CIP-US            08/432,651           05/02/95   Continuation-in-part of  Granted 06/16/98      5,767,083
                                                      US 08/238,089
---------------------------------------------------------------------------------------------------------------------
2nd CIP-US            08/962,962           11/04/97   Continuation-in-part of  Granted 07/25/00      6,093,797
                                                      US 08/432,651
---------------------------------------------------------------------------------------------------------------------
3rd CIP-US            10/122,246           04/11/02   Continuation-in-part of  Granted 07/27/04      6,767,897
                                                      US 08/962,962
---------------------------------------------------------------------------------------------------------------------
Patent Cooperation    PCT/US95/05560       05/02/95   Based on US 08/238,089   Completed:  entered
Treaty (PCT)                                                                   national phase
---------------------------------------------------------------------------------------------------------------------
Patent Cooperation    PCT/US03/11403       04/10/03   Based on US 10/122,246   Completed:  entered
Treaty (PCT)                                                                   national phase
---------------------------------------------------------------------------------------------------------------------
Australia             2813995              11/04/96   Nat'l Phase of           Granted 08/06/98      685292
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
Canada                2,189,145            10/29/96   Nat'l Phase of           Pending
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
China (PRC)           CN 95193885.1        12/26/96   Nat'l Phase of           Granted 05/19/04      CN1150028C
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
European Patent       95 92 3659.7         11/04/96   Regional Phase of        Granted 01/21/04      EP0759772
Convention                                            PCT/US95/05560           Validated in AT, BE,
                                                                               CH, DE, DK, ES, FR,
                                                                               GB, IE, IT, LI, LX,
                                                                               MN, NL, PT, and SE
---------------------------------------------------------------------------------------------------------------------
European Patent       03 72 4013.2-2404    04/10/03   Regional Phase of        Pending
Convention                                            PCT/US03/11403
---------------------------------------------------------------------------------------------------------------------
Finland               FI 964363            11/04/96   Nat'l Phase of           Pending
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
India                 198CAL2001           04/04/01   Priority to US           Granted 12/06/03      191479
                                                      08/432,651 (Divisional
                                                      of 786CAL96)
---------------------------------------------------------------------------------------------------------------------
India                 237CAL2001           04/20/01   Priority to US           Pending
                                                      08/432,651 (Divisional
                                                      of 786CAL96)
---------------------------------------------------------------------------------------------------------------------
Indonesia             P-9526222            12/08/95   Based on US 08/432,651   Pending
---------------------------------------------------------------------------------------------------------------------
Indonesia             P-00200500377        07/11/05   Divisional of            Pending
                                                      Indonesian Application
                                                      No. P-9526222 (Priority
                                                      to US 08/432,651)
---------------------------------------------------------------------------------------------------------------------
Japan                 529076/1995          11/05/95   Nat'l Phase of           Pending
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------

=====================================================================================================================
                                             FILING     RELATED APPLICATION
       COUNTRY          APPLICATION NO.       DATE          INFORMATION               STATUS           PATENT NO.
=====================================================================================================================

Malaysia              PI 9503240           10/27/95   Based on PCT/US95/05560  Granted 02/28/02      MYI13407 A
---------------------------------------------------------------------------------------------------------------------
Malaysia              PI 20031342          04/10/03   Based on US 10/122,246   Pending
---------------------------------------------------------------------------------------------------------------------
Norway                P964561              11/04/96   Nat'l Phase of           Granted 01/03/05      317919
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
Russia                96 123 269           12/04/96   Nat'l Phase of           Granted 08/28/01      2,182,910
                                                      PCT/US95/05560
---------------------------------------------------------------------------------------------------------------------
Taiwan (ROC)          84111543             11/01/95   Based on PCT/US95/05560  Granted 10/11/02      167954
---------------------------------------------------------------------------------------------------------------------
Taiwan (ROC)          92108419             04/11/03   Based on US 10/122,246   Pending
=====================================================================================================================


                  TETRACYCLINE DERIVATIVES PATENT FAMILY STATUS

=====================================================================================================================
                                            FILING       RELATED APPLICATION
       COUNTRY           APPLICATION NO.     DATE            INFORMATION                STATUS          PATENT NO.
=====================================================================================================================
United States          10/264,454          10/04/02    Priority to US            Pending
                                                       60/327,502
---------------------------------------------------------------------------------------------------------------------
United States          11/076,276          03/09/05    Divisional of US          Pending
                                                       10/264,454
---------------------------------------------------------------------------------------------------------------------
Patent                 PCT/US02/31730      10/04/02    Priority to US            Completed:
Cooperation                                            60/327,502                entered national
Treaty (PCT)                                                                     phase
---------------------------------------------------------------------------------------------------------------------
Australia              2002341970          04/01/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Canada                 2,462,572           04/01/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
China                  02819722.4          04/05/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
European Patent        02776131.1          04/23/04    Regional Phase of         Pending
Convention                                             PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Indonesia              W-00200400639       04/06/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Japan                  2003-533853         04/05/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Malaysia               PI 20023717         10/04/02    Priority to US            Pending
                                                       60/327,502
---------------------------------------------------------------------------------------------------------------------
Norway                 2004-1272           03/26/04    Nat'l Phase of            Pending
                                                       PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Russian                2004109986          03/29/04    Nat'l Phase of            Pending
Federation                                             PCT/US02/31730
---------------------------------------------------------------------------------------------------------------------
Taiwan                 91123025            10/04/02    Priority to US            Pending
                                                       60/327,502
=====================================================================================================================

EMPLOYEES AND CONSULTANTS

As of the date of this Form 10-KSB (the "Annual Report"), we had a workforce of 12, 7 full-time employees and 5 part-time scientific consultants, 6 of who hold Ph.D. or M.D. degrees, or both, and three of whom hold other advanced degrees. Of our total employee and consultant workforce, 8 are engaged in research and development, 5 are engaged in business development and finance and 2 are engaged in administration and support capacities. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

FACILITIES

We lease approximately 2,300 square feet of office space at 1 Maynard Drive, Suite 105, Park Ridge, New Jersey, under a lease terminating in March, 2012. We also have office space at 200 Broad Hollow Road, Melville, New York, but incur no rental expense from these premises. Management believes our existing facilities are adequate to meet our requirements through the year 2007. On March 1, 2007 the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 1, 2007 and expires on March 1, 2012 and requires monthly base rental payments of $6,300 plus certain annual escalation.

The approximate aggregate minimum rental commitments on these leases are as follows:

YEAR ENDING
DECEMBER 31,
------------------------------------------------------------
2007                                            87,300
2008                                            75,600
2009                                            75,600
2010                                            75,600
2011                                            75,600
                                       ---------------------
Total minimum lease payments             $     389,700
                                       =====================

Rental expense was $132,814 and $133,504 for the years ended December 31, 2006 and 2005, respectively .



ITEM 2.  DESCRIPTION OF PROPERTY

Effective March 1, 2007 the Company entered into a new lease to rent approximately 2,300 sq ft in its current multi tenant building in Park Ridge, NJ. The lease extends for 5 years with a monthly rent of approximately $6,300 per month. The Company believes this space should be adequate for its needs for the duration of its lease. The Company also maintains a small satellite office in Melville, NY but does not incur any rental expense.



ITEM 3.  LEGAL PROCEEDINGS

HISTORIC LEGAL EVENTS

Due to the clinical hold being placed on our lead compound, nemifitide which increased our expenditures and eliminated our ability to raise additional funds, we filed for protection under Chapter 11 of the bankruptcy code in the Eastern District of Long Island on April 15, 2003. During the bankruptcy process we reached an agreement with our creditors which allowed us to satisfy our obligations with two distributions totaling approximately 57% of the amount owed. We brought suit against two entities in bankruptcy court. The first being Huntington Life Sciences in reference to the studies performed. The suit was settled out of court. Secondly, a suit was brought against our lead class D preferred shareholder KBC Securities and a countersuit was brought against us. The case was eventually settled through the bankruptcy court. In May 2004, the Company entered into an agreement with the holders of the 725 shares of Class D preferred stock to eliminate the class D preferred shares in exchange for cash payments of $600,000 on the effective date of the bankruptcy and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004, three of the entities that comprise the preferred D shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,967.60 was converted into 179,960 shares of Tetragenex common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note plus accrued interest was converted into 679,912 shares of common stock. An aggregate of 1,066,722 shares of common stock was issued to the former note holders and approximately $1,800,000 plus interest is due in May 2009. The long-term note due to the former Preferred D holders is secured by the patents of the Company. Our third and final plan of reorganization was affirmed by the court and on November 23, 2004 we emerged from bankruptcy as Tetragenex Pharmaceuticals, Inc. Having previously filed for bankruptcy may hinder our ability to obtain future financing or obtain credit with a lender of our vendors.

A suit was brought against us by one of our former directors claiming he was improperly removed from the board, amongst other things. The suit was ultimately dismissed in court.

All suits formerly brought against us are finalized and not subject to further litigation. We believe we have no further threats to our Company from such claims.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fiscal year 2006.

                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no current market for our shares.

The Company does not currently have any compensation plans or employee benefit plans.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

                           FORWARD LOOKING STATEMENTS

THE INFORMATION SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, AMONG OTHERS (I) EXPECTED CHANGES IN THE COMPANY'S REVENUES AND PROFITABILITY, (II) PROSPECTIVE BUSINESS OPPORTUNITIES AND (III) THE COMPANY'S STRATEGY FOR FINANCING ITS BUSINESS. FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF TERMS SUCH AS "BELIEVES", "ANTICIPATES", "INTENDS" OR "EXPECTS". THESE FORWARD-LOOKING STATEMENTS RELATE TO THE PLANS, OBJECTIVES AND EXPECTATIONS OF THE COMPANY FOR FUTURE OPERATIONS. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS WITH RESPECT TO THE FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND OPERATIONS, IN LIGHT OF THE RISKS AND UNCERTAINTIES INHERENT IN ALL FUTURE PROJECTIONS, THE INCLUSION OF FORWARD-LOOKING STATEMENTS IN THIS REPORT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES ATTACHED HERETO, AND THE OTHER FINANCIAL DATA APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

THE COMPANY'S REVENUES AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING: THE RISK OF SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO INSURE AGAINST CERTAIN RISKS, INFLATIONARY AND DEFLATIONARY CONDITIONS AND CYCLES, CURRENCY EXCHANGE RATES, CHANGING GOVERNMENT REGULATIONS DOMESTICALLY AND INTERNATIONALLY AFFECTING OUR PRODUCTS AND BUSINESSES.

PLAN OF OPERATIONS

OVERVIEW

We are a biopharmaceutical Company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. Tetragenex is the successor Company to Innapharma through a reverse merger, which was completed upon Innapharma's emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and has insignificant operating revenues to date.

OPERATING HISTORY:  PLAN OF OPERATION

The Company is currently developing an antidepressant compound, nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of the Company's flagship antidepressant compound was put on clinical hold by the Food and Drug Administration (the "FDA"), as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked the Company to repeat the animal study and generate some additional preclinical data with regard to the toxicity issue. The Company completed a dog study and a primate study to address the concerns of the FDA. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. The Company either intends to license the drug out for the final stage of development or raise additional capital and continue the Phase 3 development of nemifitide. The Company believes that upon a successful licensing agreement, there will be significant milestone payments, as well as permanent royalty against the revenues of the drug.

Nemifitide is a five-chain peptide, part of a significant library of patent-protected compounds. The Company, in its preclinical development plans, will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. The Company currently has three GMP manufacturers synthesizing its compound, all of whom are located in Europe. The Company believes that it has sufficient nemifitide bulk to meet its requirements for the foreseeable future.

Tetracyclines belong to a family of naturally occurring antibiotics that have been demonstrated to be potent inhibitors of matrix metalloproteinases (enzymes which are key in the promotion of many human disorders). The Company is currently developing a platform of new and unique chemically-modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast) and antibiotic-resistant bacterial infections.

Our tetracycline-based drugs are in the preclinical development stage. Our IN VITRO studies have identified a series of chemically-modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic-resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002, covering our tetracycline product candidates. We intend to complete some additional in-vivo and in-vitro studies, prepare an IND and attempt to license both the anti-cancer compound and the treatment resistant bacteria compound out for development.

In addition to the in-house development program, the Company intends to research and acquire existing compounds and replatform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

During the past 15 months we completed two private offerings raising $4,087,047 of equity capital. Our core burn rate is approximately $80,000 a month and with approximately $1.8 million cash on hand it gives the Company 16-24 months of operating capital. The Company intends to hire appropriate scientific personnel to strengthen its licensing acquisition program and to assist in the preparation and filing of IND submissions for the tetracycline compounds. The Company intends to seek a quotation of its common stock on the NASDAQ bulletin board.

The Company has good patent protection in all the significant worldwide markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2004 The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and implementing the preclinical studies requested by the FDA.

The Company successfully converted close to 30% of the debt that remained from the bankruptcy back into equity. The Company currently has approximately $1.8 million in long-term debt due in April 2009. The Company successfully paid the $430,000 in short-term debt that had become due in November 2005.

For the past four years the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the Company two years ago of in excess of $200,000, it generated a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006 due to the loss of Innapharma's tax losses the company received $5,000 through the program.

We believe that our burn rate could increase by approximately $15,000 - $20,000 a month for costs relating to additional employees and various continued costs that will be incurred when we become a fully reporting and trading Company, including but not limited to attorney's fees, accounting fees, filing fees, public relations expenses, insurance, etc. The Company committed approximately between $75,000 to the continued development of its tetracyclines.

As of December 31, 2006, we have approximately $2.0 million in liquid funds available to us. We believe this is sufficient to last us between 16 and 24 months from the date of filing. Our current core burn rate is approximately $80,000 per month. Employee and consultant salary is the major component in our burn rate. Our current payroll is approximately $32,000 per month. Additionally, our scientific consultants receive approximately $16,000 per month and work on a part time basis. Our rent expense is currently $6,300per month. D&O insurance and product liability insurance total about $6,000 per month and insurance for employees is currently $3,000 per month which will increase to approximately $7,000 per month now that we are a public entity. Included in the remainder are car allowances, telephone and internet access, general corporate expenses, outsourced accounting and legal fees and office supplies. This may increase to approximately $100,000 per month upon the need for additional staff and additional expense which may occur once our common shares begin to trade on a public exchange. Future funds will be derived from additional sale of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical Company as well as the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, which resulted in the raising over $75 million. Our only debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.

RESULT OF OPERATION

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2005 The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and implementing the preclinical studies requested by the FDA. The majority of the net loss in 2005 was attributed to the value of the option grant to the officers, directors and employees of the Company.

For the past four years the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the Company in 2003 in excess of $200,000, it generated a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006 due to the elimination of Innapharma we only received $5,000 as part of the program, however going forward we will be applying for Tetragenex' tax losses.

We believe that our burning rate will increase by approximately $15,000-$20,000 a month for costs relating to additional employees and various continued costs that will be incurred when we become a fully reporting Company, including but not limited to attorney's fees, accounting fees, filing fees, public relations expenses, etc. The Company committed $75,000 to the continued development of its tetracyclines.

As of the date of the filing, we currently have approximately $1.8 million in liquid funds available to us. We believe this is sufficient to last us between 18 and 24 months from the date of filing. Our current core burn rate is approximately $80,000 per month. Employee and consultant salary is the major component in our burn rate. Our current payroll is approximately $32,000 per month. Additionally our scientific consultants receive approximately $16,000 per month and work on a part time basis. Our rent expense is currently $6,300 per month. D&O insurance and product liability insurance total about $6,000 per month and insurance for employees is currently $3,000 per month which will soon increase to approximately $7,000 per month now that we are a public entity. Included in the remainder are car allowances, telephone and internet access, general corporate expenses, outsourced accounting and legal fees and office supplies. This may increase to approximately $100,000 per month upon the need for additional staff should we become a public entity. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, which resulted in raising over $75 million. Our only debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.

The Year Ended December 31, 2006 as compared to the period of the year-end December 31, 2005 Revenue - The Company had no revenue from any source during fiscal years 2005 and 2006.

Research and Development- R&D costs decreased from $1.2 million to $41,000 during fiscal year 2006 versus 2005. During 2005 the Company completed and paid for a dog and monkey study which was needed to have the FDA clinical hold removed from our lead compound Nemifitide. No additional studies were performed in 2006.

Compensation Expense - Compensation Expense decreased from $7.1 million in 2005 down to $1.8 million in 2006. More options were granted to all officers, directors and employees of the Company in 2005 as compared to 2006, which were valued and expensed using the black scholes method and resulted in the lower compensation expense in 2006.

Warrant Restructuring - The Company incurred an expense of $2.4 million in 2005 from restructuring all existing warrants by reducing the number of warrants outstanding and reducing the exercise price and extending the expiration dates. There was no such expense in 2006.

Travel Expense - Travel expense increased from $43,000 to $90,000 in 2006 versus 2005. This was mainly due to the in person board meeting which occurred in July 2006 in San Diego, CA. Professional Fees - Professional fees decrease to\ $165,000 in 2006 versus $243,000 in 2005. This was mainly attributed to a reduction in legal fees in 2006 due to fewer offerings and closings.

Payroll Taxes and Employee Benefits - This expense was reduced from $136,000 in 2005 to $80,000 in 2006. This was due to the reduction of benefits which came with the closing of the San Diego office in 2006 and the loss of Dr. Feighner and his staff.

Consulting Fees - Consulting expenses were reduced to $333,000 in 2006 from $387,000 in 2005 which was the result of a reduction in the need for scientific consulting help after the dog and monkey studies were completed.

Relief From Liabilities - This expense decreased from $56,000 in 2005 to 0 in 2006. In 2005 the Company settled a dispute with a vendor which resulted in the $56,000 relief from liabilities.

Sale of Tax Losses - There was a reduction in the sale of tax losses. It was reduced from $315,000 in 2005 down to $5,000 in 2006. This was the result of the elimination of the tax benefits of Innapharma, Inc. upon the merger into Tetragenex Pharmaceuticals

LEGAL CONTIGENCY

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. On December 31, 2006, there are no outstanding legal proceedings, nor are there any reserves established.

LIQUIDITY AND CAPITAL RESSOURCES

The Company currently has approximately $1.8 million in current assets and has a core burn rate of approximately $80,000.per month. These funds will be used primarily to operate the Company going forward. Additional funds will be needed to fund further studies required by the FDA to bring its lead compound, Nemifide to market. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as the continuing sales of our state tax losses through the New Jersey Development Plan. Our only long term debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.

CRITICAL ACCOUNTING POLICIES

          USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FINANCIAL INSTRUMENTS

          The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses and notes payable. These financial instruments are carried at cost, which unless otherwise disclosed, approximates fair value due to their short maturities.

          CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

          The Company's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

          PROPERTY AND EQUIPMENT

          Property  and  equipment  are  stated  at cost  and  depreciated  on a straight-line basis over the estimated useful lives of the related assets, which is generally five years. Expenditures for maintenance and repairs are charged to operations at the time the expense is incurred. Expenditures determined to represent additions are capitalized.

          IMPAIRMENT OF LONG-LIVED ASSETS

          The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has determined that there was no impairment of long-lived assets in 2005 and 2006 and thus no impairment loss was taken in those years.

          PATENTS

          The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $360,315 at December 31, 2006. Amortization expense related to patents was $34,538 and $51,007 for the years ended December 31, 2006 and 2005 respectively.

          RESEARCH AND DEVELOPMENT

          The Company expends funds on research and development to develop new products or processes, to improve present products, and to discover new knowledge that may be valuable at some future date. Costs incurred for research and development activities are expensed as incurred.

          BASIC AND DILUTED LOSS PER COMMON SHARE

          The Company displays loss per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

          Outstanding common stock options, warrants, convertible preferred shares and convertible notes payable have not been considered in the computation of diluted earnings per share amounts, since the effect of their inclusion would be ant dilutive. Accordingly, basic and diluted earnings per share are identical.

          STOCK BASED COMPENSATION

          On December 16, 2004 immediately following the revised pronouncement 123-R we early adopted the provisions of SFAS 123-R retroactively to January 1, 2003. We applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled the company to treat employees and others on an equal basis. Had we not adopted 123-R the company would have had to calculate employee options differently which management felt would lead inconsistency in the reflection of the value of options and warrants. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

ACCOUNTING FOR INCOME TAXES

          The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is uncertain whether some portion or all of the net deferred tax assets will be realized.

IMPAIRMENT OF INVESTMENTS

         RECENT ACCOUNTING PRONOUNCEMENT

          In May 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections which requires accounting changes to be applied retroactively as of the earliest practicable date and all financial statements for periods subsequent to that date to reflect the adopted principle as if it had been in effect for all periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

          In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL FOR LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its financial statements.

          The FASB has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement  attribute for the  financial  statement  recognition  and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not believe the adoption of FIN 48 will impact its financial statements.

          In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on November 1, 2008. The implementation of SFAS 157 is not expected to have a material impact on our results of operations or financial condition.

          QUANTIFYING    AND   EVALUATING   THE    MATERIALITY   OF   UNRECORDED
          MISSTATEMENTS.

          In September 2006, the SEC issued SAB No. 108 ("SAB 108"), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. We will adopt the interpretations of SAB 108 on November 1, 2006. The implementation of SAB 108 is not expected to have a material impact on our results of operations or financial condition.



ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements for the fiscal year ended December 31, 2006 are included beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2005, the Audit Committee of the Company based on recommendations from our Board of Directors as, dismissed our auditing firm Hays and Co. LLP as independent auditors and appointed Demetrius & Company, L.L.C, as independent auditors of the Company to complete the auditing of our financial statements. We had not completed an audit since the year ending December 31, 2002 due to the bankruptcy and financial restraints. Demetrius & Company, L.L.C. completed the auditing work for December 31, 2004 and 2005. There were no disagreements as to accounting policies or pronouncements between Hays and Co and ourselves which led to the replacement. In preparation of our financial statements we engaged several consultants to assist us. Our former Chief Financial Officer (C.F.O.) Richard Portney assisted in preparing the financials and with general accounting work. We early adopted rule 123(R) and thus valued our options and warrants issued using the black scholes method. We outsourced the work of calculating that work to an expert in the field.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer, as well as the principal financial officer, have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2006, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B.  OTHER INFORMATION

NONE

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors and further information concerning them, are as follows:

            NAME                AGE                                      POSITION
----------------------------- -------- --------------------------------------------------------------------------
Martin F. Schacker              50     Chairman of the Board and Co-Chief Executive Officer

David Abel                      65     Vice Chairman of the Board, Co-Chief Executive Officer,
                                       Chief Financial Officer and Treasurer

Robert P. Budetti               65     Chief Operating Officer and Director

Kenneth Cartwright              72     Senior Vice President of Drug Developments Regulatory Affairs and Director

Alf E. F. Akerman               44     Director

Bruce J. Bergman, Esq.          62     Director

William T. Comer, Ph.D          71     Director

Aaron Cohen                     70     Director

MARTIN F. SCHACKER currently serves as Chairman of the Board and Co-CEO. He served as our Co-Chairman of the Board of Directors from 1998 to 2004 and as Chairman of the Board since 2004 to present times. He is also serving as Co-Chief Executive Officer since March 1999. Mr. Schacker was appointed Director in November 1994. With an extensive biotechnology and investment banking experience, Mr. Schacker has helped raise approximately $60,000,000 for us to date, demonstrating a steadfast commitment to us and the proven ability to raise the capital needed to keep our development program of nemifitide moving toward FDA approval. When Mr. Schacker took over the management of our company in early 1999, we were experiencing severe operational difficulties. Since that time he has been able to recruit a small but experienced management team and spearhead our fundraising activities. From August 1991 through February 2001, Mr. Schacker served as Chairman of the Board of M.S. Farrell & Co., Inc., an investment banking and brokerage firm, and was its Chief Executive Officer from 1991 to 2000. From June 1987 through December 1991, Mr. Schacker was a Senior Vice President of D.H. Blair & Company, Inc., an investment banking and brokerage firm that focuses on biotechnology companies. From 1982 to May 1987, Mr. Schacker was employed in various capacities, including Senior Vice President at Shearson Lehman Brothers, an international investment banking and brokerage firm. Mr. Schacker received a B.A. in Business from Hofstra University in 1982. Mr. Schacker is the nephew of David Abel.

DAVID ABEL served as our Co-Chief Executive Officer since March 1998 and as Vice Chairman of the Board since 2004. He was Co-Chairman of the Board from 1999 through 2004. Mr. Abel has served as a Director since November 1994. Mr. Abel was a minority shareholder of M.S. Farrell Holdings, Inc., the parent holding company of M.S. Farrell & Co., Inc. Mr. Abel is the President and Founder of United Realty, Inc., a commercial and industrial real estate company headquartered in Melville, New York, and is a general partner of Triangle Properties, a partnership that owns and operates over 50 commercial properties throughout the greater New York metropolitan area. Mr. Abel received a B.B.A. from City College of New York (C.C.N.Y.) in 1962. Mr. Abel is the uncle of Martin F. Schacker.

JOHN P. FEIGHNER, M.D., served as our President and was a Director from October 1999 until 2006. In May 2006, Dr. Feighner resigned as President due to health reasons, but stayed on as a lead scientific consultant and director.. Dr. Feighner is a Board Certified Psychiatrist and Neurologist and a fellow of the American Psychiatric Association. He has over thirty years of extensive clinical neuro-psychopharmacology research experience and is known on both the national and international level as one of the world's leading experts in clinical psychopharmacology and the development of new anti-depressants. Dr. Feighner is the founder and former President of the Feighner Research Institute, which has conducted extensive clinical trials, predominantly in psychiatric medications, over the past 30 years. Dr. Feighner has been the primary investigator in over 220 clinical trials of psychiatric drugs, has published over 120 scientific papers, 6 books, has given over 1,000 seminars and has extensive clinical research experience in the development of new antidepressants. Since 1972, Dr. Feighner conducted studies on over 30 antidepressants for leading biopharmaceutical companies on both a national and international basis and has also served as consultant to numerous pharmaceutical companies and participated in their scientific advisory boards. Dr. Feighner is also one of the founders of ICR, a clinical testing organization that was subsequently sold to Quintiles, an international clinical research company, and became its central nervous system disorder division. Dr Feighner passed away in August 2006.

ROBERT P. BUDETTI has served as our Chief Operating Officer and a Director since October 1999. Mr. Budetti served as our Chief Financial Officer from October 1999 to December 2000. Since 1979, Mr. Budetti has served as the Chief Executive Officer of the Feighner Research Institute, a clinical neuropsychopharmacologic research center. From 1984 to 1992, Mr. Budetti served as the Chief Operating Officer and Chief Financial Officer of ICR, of which he was one of the founders. In 1992, ICR was sold to Quintiles. From 1992 to 1994, Mr. Budetti served as the Chief Financial Officer of the ICR division of Quintiles. Mr. Budetti received a BA in Engineering Sciences and Applied Physics from Harvard College in 1963 and a MBA from Harvard Business School in 1968.

KENNETH CARTWRIGHT, M.B., CH.B., M.R.C.P., has served as Director of our company since 1989 and Senior Vice President, Drug Development and Regulatory Affairs since 2003. Dr. Cartwright is currently President of CMRC Consulting Services. Dr. Cartwright served as Senior Vice President of Development and Regulatory Affairs of Alteon, Inc., a biopharmaceutical company, from 1994 until he retired in 1999. During his tenure at Alteon, was a key member of the management committee and was involved in the initial IPO. In addition was responsible for overall product development including strategic clinical development planning, subsequent compilation of NDAs and product registration and maintaining compliance within our company and interaction with the FDA. Prior to joining Alteon, he served as the Director of Clinical Research (U.S.A.) and as Vice President of Global Clinical Research of American Cyanamid Company, Lederle Laboratories from 1982 to 1989. During tenure with American Cyanamid, was responsible for overall global strategic clinical plans and worldwide clinical development of phase 1, 2 and 3 programs. He subsequently established a worldwide clinical research organization with regional offices in Australia (Far
East), Canada (Latin America) and England (Europe). Prior to joining American Cyanamid, Dr. Cartwright held the positions of Medical Director, Directory of
Marketing and Deputy Vice President of the Pharmaceutical Division of Ciba-Geigy, Canada. Dr. Cartwright received his M.B., Ch.B. in 1959 from Liverpool University Medical School, his D.P.M. from Wessex Regional Post-Graduate School of Psychiatry in 1969, his M.F.C.M. from the Faculty of Community Medicine, Royal College of Physicians in 1971 and his M.R.C., Psych from the Royal Colleges of Psychiatrists in 1973.

ALF E. F. AKERMAN, has served as a member of the Board of Directors of the Company since March 1999. Mr. Akerman served as the Director of Business Integration of Volvo Car Finance, a subsidiary of Ford Motor Company, based in Belgium. From December 1997 through June 1999, Mr. Akerman was the Risk Manager of Volvo Car Finance Holding. Prior to that he was the Deputy Treasurer of Volvo Car Corporation and before that Director of Corporate Finance at AB Volvo. Mr. Akerman received a B Sc. in Banking and Finance at Loughborough University in England. Mr. Akerman currently works for a financial institution in Sydney, Australia.

BRUCE J. BERGMAN, ESQ. has served as a Director since November 1994. He is a member of the New York law firm of Berkman, Henoch, Peterson & Peddy, P.C., where he practices real estate litigation and mortgage foreclosure. Previously, Mr. Bergman was a Deputy Attorney, Nassau County and a Deputy Bureau Chief for Special Litigation. Mr. Bergman currently serves as an adjunct associate professor of real estate at New York University Real Estate Institute and a special lecturer in law at Hofstra Law School. He is a member of the American College of Real Estate Lawyers, the American College of Mortgage Attorneys and was three times elected City Councilman in Long Beach, New York, serving in that capacity from 1980 through 1988. His biography appears in WHO'S WHO IN AMERICAN LAW and he is listed in AMERICA'S BEST LAWYERS. Mr. Bergman received a B.S. From Cornell University in 1966 and a J.D. from Fordham Law School in 1969.

WILLIAM T. COMER, PH.D. has served as a Director since February 2001. Since 2000 Dr. Comer was Founder and Chairman of Neurogenetics Inc. and remains a Director as it has been renamed TorreyPines Therapeutics. From 1991 - 1999 Dr. Comer served as President, CEO and Director of SIBIA Neurosciences, Inc., a company focusing on drug discovery and the development of neurodegenerative disease therapeutics, which was acquired by Merck & Co. From 1961 - 1981 he was a scientist at Mead Johnson & Co., including Vice President of Research, then from 1982 - 1990 he served in various capacities at Bristol-Meyers including President of Research and Licensing; in 1990 - 1991 he was Senior Vice President, Strategic Management for Bristol-Myers Squibb. Dr. Comer was a member of the Board of Directors of Epimmune (formerly Cytel Corporation) 1994 - 2005, and Trega Biosciences (formerly Houghton Pharmaceuticals) 1993-1996. He has served on the Board of the University of California San Diego Foundation since 1993 and the Board of La Jolla Institute of Molecular Medicine since 2000. Dr. Comer received a B.A. in Chemistry from Carleton College in 1957, and a Ph.D. in Organic Chemistry and Pharmacology from University of Iowa in 1961.

AARON COHEN has served as a Director since February 2001. Since 1996, Mr. Cohen has served and continues to serve as the Vice-Chairman of the Board of Directors of National Technical Systems; Mr. Cohen has served as the President of Smithway Associates, Inc., a property management company, since 1991. Chief Financial Officer and Director of Intelligent Optical Systems and as Treasurer and member of the Board of Directors of the National Osteoporosis Institute, the latter of which he co-founded in 1996. Mr. Cohen is a Member of the Deans Cabinet of the UCLA School of Engineering and Applied Sciences, the American Society of Quality Control, the Institute of Environmental Sciences and a Professional Member of the International Conference of Building Officials. In addition, Mr. Cohen is a Director of the Sephardic Education Center and the Vice President for Legal Affairs of Sephardic Temple Tifereth Israel. Mr. Cohen is a Registered Professional Engineer in the State of California, and received his B.S. in Engineering from UCLA in 1958

COMPOSITION AND ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors currently consists of nine members. In June 2004, our Board of Directors was divided into three classes, designated as Class I, Class II and Class III. The Board of Directors currently consists of three Class I Directors (William T. Comer, Ph.D., Aaron Cohen and Alf E. Akerman), three Class II Directors (Bruce J. Bergman, Esq., Kenneth Cartwright and Robert P. Budetti), and three Class

III Directors (Messrs. Martin F. Schacker, David Abel and John P. Feighner, M.D.). The Class I Directors shall serve as Directors for an initial term of one year, the Class II Directors for an initial term of two years and the Class III Directors for an initial term of three years. The initial term for each class of Directors commenced in June 2004. After the initial term expires, each Director shall then serve for a staggered three-year term. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. A Director holds office until the annual meeting for the year in which such director's term expires and until such Director's successor shall be duly elected and qualified, subject, however to prior death, resignation, retirement, disqualification or removal from office. Our executive officers are appointed by our Board of Directors. There are no family relationships among any of our Directors or executive officers other than David Abel and Martin Schacker.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

BOARD COMMITTEES

AUDIT COMMITTEE:  Alf Akerman, Bruce Bergman, Aaron Cohen.

AUDIT COMMITTEE FINANCIAL EXPERT:  Alf Akerman.

COMPENSATION COMMITTEE: Aaron Cohen, David Abel and Bruce Bergman with Ken Cartwright as advisor.

TETRAGENEX CODE OF ETHICS - each member of the management team has signed a code of ethical conduct disclosure which is affixed to the filing as exhibit 14. The Code of Ethics increases the fiduciary duties of our financial management team.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2006. Effective January 1, 2002, each non-employee and non-consultant member of our Board of Directors received the following annual compensation in consideration for services rendered as a director: (i) a five-year option to purchase up to 40,000 shares of our common stock, which options vest quarterly and were issued annually in arrears, and were exercisable at an exercise price equal to (a) a 15% discount to the fair market value at the end of the year in which such option is granted, if our common stock is publicly traded, unless such percentage reduction shall have a deleterious tax consequence upon us, in which event the exercise price shall be equal to the fair market value, or (b) such dollar amount as is set by our Board of Directors at the end of the year in which such option is granted, if our common stock is not publicly traded; (ii) a cash stipend of $12,500 per annum, paid on a quarterly basis; and (iii) reimbursement of reasonable and ordinary expenses incurred in connection with such member's attendance at Board or committee meetings. In 2005 all existing options were converted into Tetragenex warrants exercisable at either $1 per share or $6 per share expiring either in November 2009 or 2011. At the board's request all board stipends were deferred to a later date. In December 2005 all deferred board stipends were converted into Tetragenex options. In July 2006 it was decided that all board members serving on a company committee would be entitled to an additional $10,000 per year to be paid in company options until it is determined the company has sufficient funds to pay the fee in cash.

If directors provide additional consulting services outside of their duties as board members such as consulting, they may receive additional compensation above their cash stipend. At the time of the bankruptcy filing all payments to directors have been halted and are accruing. We may offer directors options in lieu of their accrued cash stipend. In 2005 the company issued employees, officers, and directors a one time option grant of approximately 25% of our fully diluted outstanding shares of common stock. The amount and breakdown was determined by the Board.



              LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

                             EXECUTIVE COMPENSATION

                                                                           NON-EQUITY    NONQUALIFIED
                                                                           INCENTIVE       DEFERRED
                                                       STOCK    OPTION        PLAN       COMPENSATION    ALL OTHER
   NAME AND PRINCIPAL           SALARY(c)  BONUS(d)  AWARDS(e) AWARDS(f) COMPENSATION(g)  EARNINGS(h)  COMPENSATION(i) TOTAL(j)
       POSITION(a)       YEAR(b)   ($)        ($)       ($)       ($)         ($)             ($)           ($)           ($)
----------------------------------------------------------------------------------------------------------------------------------
Martin Schacker(1)       2006     300,000     45,000          -   132,627      -               -           14,000        491,627
Co-CEO/ Chairman         2005     300,000          -          - 1,121,020      -               -            6,000      1,427,020
----------------------------------------------------------------------------------------------------------------------------------
David Abel(2)            2006     110,000          -          -   126,860      -               -                -        236,860
Co-CEO/ Vice-Chairman    2005     110,000          -          -   587,470      -               -                -        697,470
----------------------------------------------------------------------------------------------------------------------------------
Dr. John Feighner(3)     2006     110,000          -          -    63,430      -               -                -        173,430
President/ Board Member  2005     220,000          -          -   335,150      -               -                -        555,150
----------------------------------------------------------------------------------------------------------------------------------
Robert Budetti(4)        2006           -          -          -   172,992      -               -                -        172,992
Board Member             2005           -          -          -   331,020      -               -            8,000        339,020
----------------------------------------------------------------------------------------------------------------------------------
Neil Martucci(5)         2006      95,000          -          -    63,430      -               -                -        158,430
Chief Financial Officer  2005      68,000     46,000          -   189,160      -               -                -        303,160
----------------------------------------------------------------------------------------------------------------------------------
Dr. Kenneth Cartwright(6)2006      84,000          -          -    63,430      -               -                -        123,430
Chief Scientific Officer 2005      60,000          -          -   380,595      -               -                -        440,595
----------------------------------------------------------------------------------------------------------------------------------

(1) As per his employment agreement, Mr. Schacker is due an annual salary of $300,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Schacker at the board's request agreed to defer 50% of his annual salary and is still doing so. During 2005, Mr. Schacker received an aggregate of 1,420,000 options exercisable at $1 per share exercisable 15 years from issuance as part of a one time executive option grant as well as 177,000 options from the conversion of his accrued salary. During 2006 Mr. Schacker received 115,000 additional options under the same terms as before.
(2) Mr. Abel is due to receive an annual salary of $110,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Abel at the board's request agreed to differ 100% of his annual salary and has thus received no cash compensation since then. During 2005 Mr. Abel received an aggregate of 1,028,187 options exercisable at $1 per share exercisable 15 years from issuance. The options were granted for services provided as well as in exchange for forgiving accrued salary. The options are fully vested. In 2006 Mr. Abel received an additional 110,000 options under the same terms.
(3) Dr. Feighner was due to receive an annual salary of $220,000 per year. As part of cost cutting measures at the time of the bankruptcy, Dr. Feighner, at the board's request, agreed to defer 100% of his annual salary. Dr. Feighner received no cash compensation during 2005 or 2006. During 2005, Dr. Feighner received an aggregate of 955,976 options exercisable at $1 per share exercisable 15 years from issuance. The options were granted for services provided, as well as in exchange for forgiving accrued salary. In 2006, Dr. Feighner received 110,000 options under the same terms as the previous options. The options are fully vested. In June 2006 Dr. Feighner resigned as President due to health reasons but remained a member of the Board. In August 2006 Dr. Feighner passed away.
(4) Robert Budetti, is the former Chief Operating Officer of the company and is currently a board member. He is paid as a consultant on a task by task basis. In 2005, he received an aggregate of 703,187 options exercisable at $1 per share expiring 15 years from issuance for services provided as well as in exchange for forgiving accrued salary owed to him. In 2006 he received an additional 150,000 options under the same terms.

(5) Neil Martucci is the Chief Financial Officer. He received an aggregate of 240,000 options in 2005, exercisable at $1 per share expiring 15 years from issuance. He received an additional 55,000 options in 2006.
(6) Dr. Ken Cartwright is the Chief Scientific Officer of the company and a board member. Dr. Cartwright is due an annual salary of $84,000 per year but has agreed to differ $2,000 per month. In 2005 he received an aggregate of 593,002 options exercisable at $1 per share expiring 15 years from issuance for services provided to the company as well as the forgiveness or accrued salaries due to him. In 2006 he received an additional 55,000 options under the same terms.
* The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed. All options issued to employees were valued for the purposes of this table using the black scholes method as described in SFAS 123(r). All assumptions used in calculating the value of the options are contained in the footnotes which accompany the financials.


                             DIRECTORS COMPENSATION

                                                             NON EQUITY   NONQUALIFIED
                 FEES EARNED                                 INCENTIVE      DEFERRED
                  OR PAID IN      STOCK                         PLAN      COMPENSATION   ALL OTHER
      NAME           CASH         AWARD      OPTION AWARDS  COMPENSATION    EARNINGS    COMPENSATION     TOTAL
--------------------------------------------------------------------------------------------------------------------
William Comer       $12,500          0          $75,021           0             0             0          $87,521
Aaron Cohen         $12,500          0          $75,021           0             0             0          $87,521
Alf Akerman         $12,500          0          $75,021           0             0             0          $87,521
Bruce Bergman       $12,500          0          $75,021           0             0             0          $87,521

Each outside board member is due to receive an annual stipend of $12,500 per year for serving on the board. In 2003 all board members agreed to defer such payments until the company felt it could reinstate the payments. In 2005 all members agreed to convert all accrued payments into company options. In 2006 each board member received 55,000 options exercisable at $1 expiring in January 2020 for serving on the board. They additionally earned 10,000 warrants on the same term if they served on one or more committee which each member does. Robert Budetti is currently an outside director but does not receive the board stipend.

The compensation of all officers and directors is determined by the compensation committee and then approved by the board. The compensation committee meets on a quarterly basis to discuss these matters. Employees are evaluated by the CEO of the company and he in turn discusses his opinions with the compensation committee. They ultimately decide on the compensation based on many factors such as the current situation of the company, the performance of the officers and directors as well as a comparison to the compensation of similar companies in the market place.

[Need to discuss the compensation, what is the base for it and how the Company evaluate the management services]

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer ("co-CEO") and co-Chairman of the Board Martin Schacker. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. In December 2005, the executive's contract was extended by an additional 3 years by the board under the same terms as the previous agreement. On April 6, 2003 as a result of the company's cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On December 31, 2006 the executive had deferred compensation totaling $226,707. The executive was granted an aggregate of 1,420,000 options exercisable at $1 per share and expiring in 2020 during 2005. The co-CEO is related to the Company's other co-CEO.

On September 30, 1999, the Company entered into a three-year employment agreement with the Company's President Dr. John Feighner. The agreement provides for an annual base salary of $180,000, which is subject to increase to between $300,000 and $360,000 upon the execution of a major licensing agreement with a pharmaceutical company for the licensing of one or more of the Company's products. In connection with the employment agreement, the executive was granted a ten-year option to acquire 390,625 shares of the Company's common stock at an exercise price of $12.00 per share, one third of which vested upon execution of the employment agreement, one third of which vested on September 30, 2000, and the final third of which vested on September 30, 2001. On June 15, 2000, in consideration of services provided to the Company, the Board of Directors granted the President an additional ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested on June 15, 2000, one third of which vested on June 15, 2001, and the final third of which vested on June 15, 2002. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) increased the executive's annual salary to $225,000, (ii) extended the term of the agreement by three years, through and including September 30, 2005, and
(iii) granted the executive an additional, immediately vested five-year option to acquire 62,500 shares of the Company's common stock at an exercise price of $17 per share. In March 2006 the executive's contract was extended for an additional 3 years from the end of the previous contract under the same terms and conditions as before. On April 6, 2003 as a result of the Company's cost cutting the executive agreed to defer 100% of his yearly salary. In December 2005 the executive agreed to convert $530,976 of his deferred salary into 530,976 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. As of December 31, 2006 he had deferred compensation totaling $124,045. The executive was granted an aggregate of 425,000 options exercisable at $1 per share and expiring in 2020 during 2005.

CONSULTING AGREEMENTS

The Company had entered into an agreement with an individual to serve as a Senior Medical Consultant to the Company for a period of one year commencing October 21, 1999. The consultant receives a fee of $3,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. In connection with the agreement, the consultant received an immediately vested ten-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share. On December 10, 1999, for services provided to the Company to such date, the Company's Board of Directors granted the consultant an additional five-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share, 2,500 of which vested on December 10, 1999, and 2,500 of which vested each year thereafter, provided that the consulting agreement is extended beyond its original term. The Company extended the term of the consulting agreement in both 2000 and 2001, upon the same terms and conditions, for an additional year, to October 21, 2001 and 2002, respectively. The

Company  again  extended  the term of the  consulting  agreement  in 2002  until
October 21, 2003, at a fee of $4,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. The Company extended the contract until October 21, 2004 at a rate of $3,250 per month. He is currently consulting on a month-to-month basis currently at a rate of $2,250 per month.

On April 6, 2003, members of the scientific team, Dr. Joseph Hlavka, Dr. Gabriella Nicolau, and Dr. Richard Ablin resigned as employees to become part-time consultants for the company. Each is paid a consulting fee on a month-to-month basis ranging from $1,000 to $5,000 per month.

In April 2003 the company entered into ongoing agreement with the 5 members of its scientific blue ribbon panel to be paid hourly fees of between $300 and $500 per hour for work performed for the company as well as reimbursement for expenses.

Several individuals were signed as consultants for the company to assist in with the go forward plan and to make introductions to us during 2005. Each individual is compensated in cash and warrants. An aggregate of $44,850 was paid to consultants as well as warrants during 2005. In 2006 an aggregate of $30,000 was paid to such consultants as well as warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date of the filing March 25, 2007 by
(i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of March 25, 2007, there were 15,901,126 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of the date of this Annual Report, there were no shares of preferred stock issued and outstanding.

                                                               SHARES OF                    PERCENTAGE OF
NAME AND ADDRESS                                             COMMON STOCK                   COMMON SHARES
OF BENEFICIAL OWNER(1)                                   BENEFICIALLY OWNED(2)            BENEFICIALLY OWNED
--------------------------------------------------------------------------------------------------------------------
Martin F. Schacker(3)                                          1,898,679                        10.70%
David Abel(4)                                                  2,143,622                        12.29
John P. Feighner, M.D.(5)                                      2,765,306                        15.48
Robert P. Budetti(6)                                           1,142,817                         6.72
Alf E.  F. Akerman(7)                                            432,708                         2.65
Bruce J. Bergman, Esq.(8)                                        460,521                         2.82
Kenneth Cartwright(9)                                            733,925                         4.42
William T. Comer(10)                                             555,089                         3.40
Aaron Cohen(11)                                                  500,155                         3.07
Neil Martucci(12)                                                307,643                         1.90
The William Shenk 1996 Revocable Trust(13)                     1,681,088                        10.14
All directors and officers as a group (__ persons)            12,621,550                        48.91
*less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o Tetragenex Pharmaceuticals, Inc., at 1 Maynard Drive, Suite 205, Park Ridge, New Jersey.
(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(3) Martin Schacker is the Chairman and Co-CEO of Tetragenex. His holdings consist of 49,833 common shares of Tetragenex stock which represents .31% of the outstanding common shares which was received from acting as a placement agent for the Company's early stage financing as Chairman of M.S. Farrell. Additionally, as the 1,712,000 options exercisable at $1 per share expiring in the year 2020 were granted to Mr. Shacker as consideration for services provided to the company as well as the forgiveness of accrued salaries due to Mr. Schacker. Additionally the executive currently owns 62,169 warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 74,677 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011. The warrants consist of options for services provided which were converted into warrants as well as for acting as a placement agent over the years in the company's private placements. Mr. Schacker is the nephew of David Abel
(4) Mr. Abel is Vice Chairman and Co-CEO of Tetragenex. His holdings consist of 606,341 common shares of Tetragenex stock which represents 3.8% of outstanding common shares and was obtained from investments into several of the company's private placements. Additionally Mr. Abel holds 1,138,187 non voting immediately vesting options exercisable at $1 per share expiring in the year 2020 which were granted for services rendered to the company as Vice Chairman and Co-CEO as well as the forgiveness of accrued salaries due to Mr. Abel. He also holds 262,864 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 136,230 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 which were obtained from various investments into the company's private placements as well as for being a partial owner in the investment bank which was the placement agent for several of the company's offerings. David Abel is the uncle of Martin Schacker
(5) Dr. Feighner was a consultant for the company and a member of its board of directors. His holdings consist of 807,816 shares of Tetragenex common stock which represents 5.06% of outstanding common shares which he received from several investments in company's private placements. Secondly he holds 1,010,976 non voting immediately vested options to purchase Tetragenex common stock at $1 per share expiring in the year 2020 which he received for services provided to the company as President and director of the company as well as forgiveness of accrued salaries due to Dr. Feighner. He holds 691,438 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 255,076 nonvoting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 that were obtained as part of investments made in the company in several private placements as well as from the conversion of previous options granted to Dr. Feighner for services provided to the company as President. Dr Feighner was a member of the Board of Tetragenex and its former President
(6) Consists of 35,000 common shares of Tetragenex stock which represents .22% of outstanding common shares as well as 829,588 non voting options exercisable at $1 per share expiring in the year 2020, 10,000 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 268,229 non voting warrants to purchase

     Tetragenex common shares at $6 per share expiring November 30, 2011. Mr. Budetti is a member of the Board of Tetragenex
(7) Alf Akerman is a director of the company and his holdings consist of 0 common shares of Tetragenex stock as well as 418,125 non voting options exercisable at $1 per share expiring in the year 2020 granted to Mr. Akerman for services provided to the company as a director, and 14,583 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 received from converting previously issued options received for service provided as director of the company.
(8) Bruce Bergman is a director of the company and his holdings consist of 0 common shares of Tetragenex stock as well as 408,125 non voting options exercisable at $1 per share expiring in the year 2020 granted to Mr. Bergman for services provided to the company as a director. Additionally he holds 20,000 warrants exercisable at $1 per share expiring November 30, 2009 and 32,396 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 received from converting previously issued options received for service provided as director of the company.
(9) Dr. Cartwright is the Chief Scientific Officer and a Board member of Tetragenex and his holdings consist of 27,500 common shares of Tetragenex stock which represents .17% of the outstanding common shares obtained from an investment in the start up of the company. He also holds 537,500 non voting options exercisable at $1 per share expiring in the year 2020 received for services provided as Director and Chief Scientific Officer as well as 135,502 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 33,423 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30,
     2011 received from converting previously issued options received for service provided as director of the company.
(10) William Comer is a Board member of Tetragenex and his holdings consist of 147,172 common shares of Tetragenex stock which represents .92% of outstanding common shares received from investments in the company's private placements as well as 293,125 non voting options exercisable at $1 per share expiring in the year 2020 for services provided as director of the company. Additionally he holds 112,500 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 2,292 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 received from several investments into the company as well as for converting previously issued options granted as director of the company.
(11) Aaron Cohen is a board member of Tetragenex and his holdings consist of 111,092 common shares of Tetragenex stock which represents .70% of outstanding common shares received from investments in the company's private placements as well as 293,125 non voting options exercisable at $1 per share expiring in the year 2020 issued for services provided to the company as director. Additionally he holds 91,250 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 4,688 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011.
(12) Neil Martucci is the CFO of Tetragenex and his holdings consist of 2,750 common shares of Tetragenex stock which represents .01% of outstanding common shares received from assisting with the company's private placements as a representative of M.S. Farrell as well as 295,000 non voting options exercisable at $1 per share expiring in the year 2020 received for services provided to the company as CFP, Additionally, he holds 0 non voting warrants to purchase Tetragenex common shares at $1 per share expiring November 30, 2009, and 9,893 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011 for assisting the company in fund raisings as a representative of the placement agent of several of the company's fundings.
(13) William  Shenk,  P.O.  Box  1991  La  Jolla  CA is a  beneficial  owner  of
     Tetragenex and his holdings consist of 1,000,000 common shares of Tetragenex stock which represents 6.28% of outstanding common shares as well as 650,000 non voting warrants exercisable at $1 per share expiring November 30, 2009, 667 non voting warrants to purchase Tetragenex common shares at $6 per share expiring November 30, 2011, and 30,421 non voting warrants to purchase Tetragenex common shares at $1.65 per share expiring November 30, 2009

                               COMPENSATION PLANS
                               OPTIONS/SAR GRANTS

                                                      % OF               % OF
                               NUMBER OF         TOTAL OPTIONS       TOTAL OPTIONS
                              SECURITIES            GRANTED             GRANTED
NAME AND                      UNDERLYING          TO EMPLOYEES        TO EMPLOYEES       EXERCISE     EXPIRATION
PRINCIPLE POSITION              OPTIONS             IN 2005             IN 2006            PRICE          DATE
--------------------------------------------------------------------------------------------------------------------
Martin Schacker                  115,000(1)                               12.9%            $1.00     January 2020
Chairman/Co-CEO                1,420,000(2)          19.87%                                 1.00     January 2020
                                 177,000(3)           2.48                                  1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
David Abel                       110,000(4)                               12.33%           $1.00     January 2020
Co-CEO/Vice Chairman of          745,000(5)          10.42%                                 1.00     January 2020
the Board                        283,187(6)           3.96                                  1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
Dr. John Feighner                 55,000(7)                                6.17%           $1.00     January 2020
Director/Former President        225,000(8)           3.15%                                 1.00     January 2020
                                 530,976(9)           7.43                                  1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
Robert Budetti                   150,000(10)                              16.82%           $1.00     January 2020
Director                         530,500(11)          7.42%                                 1.00     January 2020
                                 259,588(12)          3.63                                  1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
Dr. Kenneth Cartwright            55,000(13)                               6.17%           $1.00     January 2020
Chief Scientific                 110,502(14)          1.54%                                 1.00     January 2020
Officer/Director                 272,000(15)          3.80                                  1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
Neil Martucci                     55,000(16)                               6.17%           $1.00     January 2020
Chief Financial Officer          240,000(17)          3.36%                                 1.00     January 2020
--------------------------------------------------------------------------------------------------------------------
Other Employees and Board        451,000                                  50.56%           $1.00     January 2020
                               2,354,700             32.94%                                 1.00     January 2020

(1) In 2006 the company issued 115,000 options to acquire shares of our common stock to Mr. Schacker. These options were issued to Mr. Schacker for services rendered by as the Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(2) In 2005, we issued 1,420,000 options to acquire shares of our common stock to Mr. Schacker. These options were issued to Mr. Schacker for services rendered by as the Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(3) On December 20, 2005 Mr. Schacker agreed to forego $177,000 in deferred salary and was issued 177,000 options exercisable at $1.00 per share and expiring January 6, 2020 and vest immediately.
(4) In 2006 we issued 110,000 options to purchase shares of our common stock to Mr. Able. These options were issued to Mr. Able for services rendered by as Vice Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(5) In 2005, we issued 745,000 options to acquire shares of our common stock to Mr. Able. These options were issued to Mr. Abel for services rendered by as the Vice Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance
(6) On December 20, 2005 Mr. Abel agreed to forego $283,187 in deferred salary and was issued 283,187 options exercisable at $1.00 per share and expiring January 6, 2020 and vest immediately.
(7) In 2006 the company issued 55,000 options to acquire shares of our common stock to Dr. Feighner. These options were issued to Dr. Feighner for services rendered by President and as a member of the board. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(8) In 2005, we issued 225,000 options to acquire shares of our common stock to Dr. Feighner. These options were issued to Dr. Feighner for services rendered by President and as a member of the board. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.

(9) On December 20, 2005 Dr. Feighner agreed to forego $530,976 in deferred salary and was issued 530,976 options exercisable at $1.00 per share and expiring January 6, 2020 and vest immediately.
(10) In 2006, we issued 150,000 options to acquire shares of our common stock to Mr. Budetti. These options were issued to Mr. Budetti for services rendered by as the Chief Operating officer and as director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(11) In 2005, we issued 530,500 options to acquire shares of our common stock to Mr. Budetti. These options were issued to Mr. Budetti for services rendered by as the Chief Operating officer and as director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(12) On December 20, 2005 Mr. Budetti agreed to forego $259,588 in deferred salary and was issued 259,588 options exercisable at $1.00 per share and expiring January 6, 2020 and vest immediately.
(13) In 2006, we issued 55,000 options to acquire shares of our common stock to Dr. Cartwright. These options were issued to Dr. Cartwright for services rendered by as the Chief Scientific officer and as director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(14) On December 20, 2005 Dr. Cartwright agreed to forego $110,502 in deferred salary and was issued 110,502 options exercisable at $1.00 per share and expiring January 6, 2020 and vest immediately.
(15) In 2005, we issued 530,500 options to acquire shares of our common stock to Dr. Cartwright. These options were issued to Dr. Cartwright for services rendered by as the Chief Scientific officer and as director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(16) In 2006, we issued 55,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Neil Martucci for services rendered by as the Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(17) In 2005, we issued 240,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Neil Martucci for services rendered by as the Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2006. None of the named executive officers exercised any of their stock options during the period from inception.



                                  OPTION AWARDS

                            NUMBER OF         NUMBER OF
                            SECURITIES        SECURITIES
                            UNDERLYING        UNDERLYING
                           UNEXERCISED       UNEXERCISED          EQUITY            OPTION
                             OPTIONS           OPTIONS          INCENTIVE          EXERCISE           OPTION
                           EXERCISABLE       EXERCISABLE           PLAN             PRICE            EXERCISE
NAME                           (#)               (#)              AWARDS             ($)               DATE
-------------------------------------------------------------------------------------------------------------------
Martin Schacker              1,712,000             0                 0               $1.00       January 6, 2020
David Abel                   1,138,187             0                 0                1.00       January 6, 2020
Kenneth Cartwright             437,502             0                 0                1.00       January 6, 2020
Neil Martucci                  295,000             0                 0                1.00       January 6, 2020

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 2004 the company entered into an agreement with the holders of the 725 shares of Class D preferred stock to eliminate the class D preferred shares in exchange for cash payments of $600,000 on the effective date of the bankruptcy and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004 three of the entities that comprise the preferred D shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,967.60 was converted into 179,960 shares of Tetragenex common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note plus accrued interest was converted into 679,912 shares of common stock. An aggregate of 1,066,722 shares of common stock was issued to the former note holders and approximately $1,800,000 plus interest is due in May 2009. The long-term note due to the former Preferred D holders is secured by the patents of the Company.

Executive officers or persons nominated or charged by us to become directors or executive officers. The Co-CEO and Chairman of the Board, Martin Schacker is the nephew of the Co-CEO and Vice Chairman, David Abel.

The Company utilized office space and personnel at the Feigner Research Institute ("Institute"), which then became owned by John P. Feighner MD Inc for which it reimbursed the Institute under a cost reimbursement agreement. The Company also utilized the institute to perform some contract research for the Company. The Company's former President was also an owner and a director of the Institute. In 2006 and 2005 the company reimbursed John P Feighner MD Inc. $8,773 and $31,651 for rent and insurance. As of December 31, 2006 the company is no longer reimbursing John P Feighner MD, Inc. for any space leased.

There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understanding between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

* Filed herewith.

(b) Reports on Form 8-K: N/A

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The company has appointed Demetrius & Company, L.L.C. as independent auditors to audit the financial statements of the company. The aggregate fees billed for services rendered by Demetrius & Company, L.L.C. for 2006 and 2005 are described below:

     o Audit Fees. Fees fro audit services totaled approximately $54,000 and $80,000 for 2006 and 2005 respectively. Fees also include fees for the reviews of the company's quarterly financials.

     o Tax Fees. Fees for tax services totaled approximately $13,000 for 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2007.

                                          TETRAGENEX PHARMACEUTICALS, INC.


                                          By: /s/ MARTIN F. SCHACKER
                                              ----------------------------------
                                              Martin F. Schacker,
                                              Co-Chief Executive Officer,
                                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

         Signatures                      Title                        Date
---------------------------    ---------------------------------   ----------

/s/ DAVID ABEL                 Vice Chairman of the Board         March 30, 2007
----------------------         Co-Chief Executive Officer
    David Abel

/s/ ROBERT P. BUDETTI          Chief Operating Officer &          March 30, 2007
----------------------         Director
    Robert P. Budetti

/s/ KENNETH CARTWRIGHT         Senior Vice President of           March 30, 2007
----------------------         Drug Development
    Kenneth Cartwright         & Director

/s/ ALF E. AKERMAN             Director                           March 30, 2007
----------------------
    Alf E. Akerman

/s/ BRUCE J. BERGMAN ESQ.      Director                           March 30, 2007
-------------------------
    Bruce J. Bergman Esq.

/s/ WILLIAM T. COMER, PHD.     Director                           March 30, 2007
--------------------------
    William T. Comer, Phd.

/s/ AARON COHEN                Director                           March 30, 2007
----------------------
    Aaron Cohen

                         TETRAGENEX PHARMACEUTICAL, INC.

                                      INDEX

                                                                                                            PAGE
                                                                                                            NUMBER
----------------------------------------------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm..............................................         F-1

Balance Sheets as of December 31, 2006 and 2005......................................................         F-2

Statements of Operations for the Year Ended December 31, 2006 and for the Period from ___________             F-3
(Date of Inception) Through December 31, 2005........................................................

Statements of Stockholders' Deficit for the Year Ended December 31, 2006 and for the year end period          F-4
from December 31, 2005...............................................................................

Statements of Cash Flows for the Year Ended December 31, 2006 and for the year end period from                F-5
December 31, 2005....................................................................................

Notes to the Financial Statements....................................................................         F-7-15

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 27, 2007

To the Board of Directors and Stockholders of Tetragenex Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Tetragenex Pharmaceuticals, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Tetragenex Pharmaceuticals, Inc. as of December 31, 2006, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
March 27, 2007

                 TETRAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY

                                 BALANCE SHEETS

                                DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $     1,965,960
Prepaid insurance and other current assets                              18,169
                                                            ---------------------
                                                               $     1,984,129

Property and equipment, net                                    $         9,647
Security Deposit                                                        18,958
Patents, net                                                           399,595
                                                            ---------------------
         Total assets                                          $     2,412,329
                                                            =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                          $       873,206
Accrued interest                                                       120,955
                                                            ---------------------
         Total current liabilities                             $       994,161

LONG TERM LIABILITY
Notes payable                                                  $     1,882,362
                                                            ---------------------
         Total liabilities                                     $     2,876,523
                                                            ---------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Class A preferred stock - $.01 par value:
  5,000,000 shares authorized;
  0 shares outstanding                                                       -
Common stock - $.001 par value:
  50,000,000 shares authorized
  15,901,126 shares issued and outstanding                     $        15,901
Additional paid-in capital                                          98,932,619
Accumulated deficit                                                (99,412,714)
                                                            ---------------------
         Total stockholders' equity                            $      (464,194)
                                                            ---------------------
                                                               $     2,412,329
                                                            =====================


   The accompanying footnotes are an integral part of the financial statements

                 TETRAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                        TETRAGENEX PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                      2006              2005
--------------------------------------------------------------------------------------------------------------------
REVENUE
Contract revenue                                                                   $           -    $           -
                                                                                ------------------------------------
                                                                                   $           -    $           -
                                                                                ------------------------------------
OPERATING EXPENSES
Research and development                                                                 $41,068       $1,220,935
Compensation expense                                                                   1,818,029        7,132,234
Compensation incurred from Warrant Restructuring                                               -        2,451,419
Travel                                                                                    90,507           43,524
General and administrative                                                               305,059          305,487
Professional fees                                                                        165,981          243,396
Payroll taxes and employee benefits                                                       80,920          136,636
Consulting fees                                                                          333,841          387,202
Rent and occupancy                                                                       120,561          133,829
Depreciation and amortization                                                             43,854           61,943
                                                                                ------------------------------------
LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX BENEFIT                                  $  (2,999,820)   $ (12,116,605)

OTHER INCOME (EXPENSE)
Relief from liabilities                                                                        -    $      56,314
Interest income and other                                                          $      88,053           23,443
Interest expense                                                                         (57,872)         (59,148)
                                                                                ------------------------------------

LOSS BEFORE TAX BENEFIT                                                               (2,969,639)     (12,095,996)
Sales of tax losses                                                                        5,638          315,278
                                                                                ------------------------------------
NET LOSS                                                                           $  (2,964,001)   $ (11,780,718)
                                                                                ------------------------------------

Basic and diluted net loss per share                                               $       (0.19)   $       (0.92)
                                                                                ====================================

Weighted average common shares outstanding                                            15,490,298       12,811,243
                                                                                ------------------------------------


   The accompanying footnotes are an integral part of the financial statements

                 TETRAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                        TETRAGENEX PHARMACEUTICALS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2006


                                                             SHARES ISSUED
                                                                   AND                                 ADDITIONAL
                                                              OUTSTANDING                               PAID-IN
                                                              COMMON STOCK        COMMON STOCK          CAPITAL
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                      10,827,927       $      10,828       $  82,410,819
                                                          --------------------------------------------------------------

Issuance of common stock for cash                                3,708,961               3,708           3,582,012
Conversion of Dip Notes and interest into common stock              64,932                  65              51,881
Warrant restructuring                                                                                    2,433,041
Issuance of common stock and options for services                   36,218                  37           7,877,433
Cancellation of Preferred A stock dividends                                            146,701             146,701
                                                          --------------------------------------------------------------
Net income
                                                          --------------------------------------------------------------

BALANCE, DECEMBER 31, 2005                                      14,638,038       $      14,638       $  96,501,887
Issuance of common stock for cash                                1,249,138               1,249           1,372,245
Issuance of common stock and options for services                   13,950                  14           1,058,487
Net income
                                                          --------------------------------------------------------------

BALANCE, DECEMBER 31, 2006                                      15,901,126       $      15,901       $  98,932,619
                                                          ==============================================================


                                                            ACCUMULATED
                                                              DEFICIT               TOTAL
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                 $ (84,667,995)      $  (2,246,348)
                                                           ---------------------------------------

Issuance of common stock for cash                                                  3,585,720
Conversion of Dip Notes and interest into common stock                                51,946
Warrant restructuring                                                              2,433,041
Issuance of common stock and options for services                                  7,877,470
Cancellation of Preferred A stock dividends
                                                           ---------------------------------------
Net income                                                 $ (11,780,718)      $ (11,780,718)
                                                           ---------------------------------------

BALANCE, DECEMBER 31, 2005                                 $ (96,448,713)      $      67,812
Issuance of common stock for cash                                                  1,373,494
Issuance of common stock and options for services                                  1,058,501
Net income                                                    (2,964,001)         (2,964,001)
                                                           ---------------------------------------

BALANCE, DECEMBER 31, 2006                                 $ (99,412,714)      $    (464,194)
                                                           =======================================


   The accompanying footnotes are an integral part of the financial statements

                 TETRAGENEX PHARMACEUTICALS, INC. AND SUBSIDIARY
                        TETRAGENEX PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                                2006                  2005
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $  (2,964,001)        $ (11,780,718)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
       ACTIVITIES
     DIP interest added to notes payable                                               -                     -
     Warrant restructuring                                                             -             2,433,041
     Depreciation and amortization                                                43,854                61,943
     Stock, option and warrant compensation                                    1,097,368             7,920,940
     CHANGES IN OPERATING ASSETS AND LIABILITIES
     Prepaid insurance and other current assets                                   57,403               135,275
     Accounts payable and accrued expenses                                       132,413            (1,172,459)
     Accrued interest payable                                                     57,872                57,203
                                                                       ---------------------------------------------
         Net cash used in operating activities                             $  (1,575,091)        $  (2,344,775)
                                                                       ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment                                              (3,485)               (4,372)
Cash paid for patents                                                            (63,793)              (82,773)
                                                                       ---------------------------------------------
         Net cash (used in) provided by investing activities                     (67,278)              (87,145)
                                                                       ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         1,334,627             3,542,251
Payment of notes payable                                                               -              (446,305)
                                                                       ---------------------------------------------
         Net cash provided by financing activities                             1,334,627             3,095,946
                                                                       ---------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (307,742)              664,026

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   2,273,702             1,609,676
                                                                       ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   1,965,960         $   2,273,702
                                                                       =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes                                                        $           -         $           -
                                                                       ---------------------------------------------
Cash paid for interest                                                     $           -         $           -

NON CASH TRANSACTIONS
Stock, options, and warrants issued for compensation                           1,097,368             7,920,940


   The accompanying footnotes are an integral part of the financial statements

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

THE COMPANY

     Tetragenex Pharmaceuticals Inc. was incorporated in 2000 in the State of Delaware while Innapharma, Inc, its predecessor was incorporated in 1989 also in the State of Delaware. The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma Inc merged into its wholly owned subsidiary Tetragenex Pharmaceuticals, Inc. As part of the merger all existing shares, options and warrants converted into securities of Tetragenex on a 1 for 4 basis. All numbers relating to shares of the Company have been restated to reflect the 1 for 4 conversion ratio.

     Tetragenex Pharmaceuticals Inc. ("Tetragenex")("The Company") is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Innapharma has developed and patented a novel platform of pharmaceutical "small chain" peptides that treat depression, anxiety and other central nervous system disorders. The Company's leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

     Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically-modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses and notes payable. These financial instruments are carried at cost, which unless otherwise disclosed, approximates fair value due to their short maturities.

     CASH AND CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of three months or less when purchased to be cash equivalents.

     The Company's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally five years. Expenditures for maintenance and repairs are charged to operations at the time the expense is incurred. Expenditures determined to represent additions are capitalized.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has determined that there was no impairment of long-lived assets in 2005 and 2006 and thus no impairment loss was taken in those years.

     PATENTS

     The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $360,315 at December 31, 2006. Amortization expense related to patents was $34,538 and $51,007 for the years ended December 31, 2006 and 2005 respectively.

     INCOME TAXES

     The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is uncertain whether some portion or all of the net deferred tax assets will be realized.

     RESEARCH AND DEVELOPMENT

     The Company expends funds on research and development to develop new products or processes, to improve present products, and to discover new knowledge that may be valuable at some future date. Costs incurred for research and development activities are expensed as incurred.

     BASIC AND DILUTED LOSS PER COMMON SHARE

     The Company displays earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

     Outstanding common stock options, warrants, convertible preferred shares and convertible notes payable have not been considered in the computation of diluted earnings per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share are identical.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     STOCK BASED COMPENSATION

     On December 16, 2004 immediately following the revised pronouncement 123-R we early adopted the provisions of SFAS 123-R retroactively to January 1, 2003. We applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled the company to treat employees and others on an equal basis. Had we not adopted 123-R the company would have had to calculate employee options differently which management felt would lead to an inconsistency in the reflection of the value of options and warrants. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections which requires accounting changes to be applied retroactively as of the earliest practicable date and all financial statements for periods subsequent to that date to reflect the adopted principle as if it had been in effect for all periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

     In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL FOR LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006,

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

     The FASB has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not believe the adoption of FIN 48 will impact its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on November 1, 2008. The implementation of SFAS 157 is not expected to have a material impact on our results of operations or financial condition.

     QUANTIFYING AND EVALUATING THE MATERIALITY OF UNRECORDED MISSTATEMENTS. In September 2006, the SEC issued SAB No. 108 ("SAB 108"), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC Staff's views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. We will adopt the interpretations of SAB 108 on November 1, 2006. The implementation of SAB 108 is not expected to have a material impact on our results of operations or financial condition.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


3    PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                          DECEMBER 31, 2006
     ---------------------------------------------------------
     Furniture and fixtures                  $    82,995
     Machinery and equipment                      78,761
                                         ---------------------
                                                 161,756

     Less accumulated depreciation               152,109
                                         ---------------------
                                             $     9,647
                                         =====================

     Depreciation expense for the years ended December 31, 2006 and 2005 was $9,315 and 10,876 respectively.

4    INCOME TAXES

     The income tax benefit for the year ended, December 31, 2006 and 2005, includes:

                             2006              2005
     ------------------------------------------------------
     Federal                        -                -
     State                     $5,638         $315,278
                       ------------------------------------
                               $5,638         $315,278
     DEFERRED
     Federal                        -                -
     State                          -                -
                       ------------------------------------
                               $5,638         $315,278
                       ====================================

     There is no current provision for corporate income taxes for the years ended December 31, 2006, and 2005 as the Company generated net losses for income tax purposes. At December 31, 2006, the Company had available for federal income tax purposes net operating loss carry forwards of approximately $69,447,000 that expire through 2026. At December 31, 2006, the Company had credits for increasing research activities of approximately $825,000 that expire through the years 2015 through 2022.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                            DECEMBER 31, 2006
     ----------------------------------------------------------
     DEFERRED TAX ASSETS:
     Net operating loss carry forwards         $24,617,000
     Research and development credits              825,000
                                           --------------------
              Total deferred tax assets         25,442,000
     Valuation allowance                       (25,442,000)
                                           --------------------
              Net deferred tax assets                   $0
                                           ====================

     The net change in the valuation allowance was an increase of $601,368 and $751,442 in 2006 and 2005 respectively.

     The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                        2006                  2005
     ---------------------------------------------------------------------------------------
     Expected federal tax at statutory rate       $    (520,100)        $    (914,000)
     State taxes, net of federal tax rate               (86,900)             (152,700)
     Change in valuation allowance                      601,368               751,442
                                               ---------------------------------------------
                                                  $      (5,638)        $    (315,278)
                                               =============================================

     As of December 31, 2006 we had net operating loss carry forwards for federal income tax purposes of approximately $69,457,000 which expire in the years 2008 through 2026 and federal research and development tax credits of approximately $825,000 which expire in the years 2015 through 2022.

     As of December 31, 2006 we had net operation loss carry forwards for state income tax purposes of approximately $5,241,000 which expire through 2012.

     Utilization of our net operating loss and credit carry forwards may be subject to substantial annual limitation due to the ownership change imitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization

     During  2006  and 2005  the  Company  participated  in the  Technology  Tax
     Certificate Transfer Program sponsored by the New Jersey Economic Development Authority. Through the Program the Company was able to transfer a portion of its State operating loss carry forwards in exchange for $5,638 and $315,278 respectively.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


NOTES PAYABLE

     The company has a $1,882,362 notes payable plus 3% interest due on April 23, 2009. The notes are convertible into common shares at $5 per share at the discretion of the holders of the notes. See note 7, stockholder's equity-Class D preferred stock for additional details.

STOCKHOLDERS' EQUITY

     CLASS A CUMULATIVE PREFERRED STOCK

     During 1994, the Company authorized 305,325 shares of Class A Preferred Stock ("Class A Preferred"), $.001 par value and issued 305,325 shares in connection with a private placement offering. The liquidation preference of each share of Class A Preferred is $16.96 per share plus unpaid dividends. On May 30, 1999, the Class A Preferred began to accrue dividends at a rate of 15% per annum. The dividends are payable only when declared by the board of directors or upon conversion of the Class A Preferred shares. All class A shares were converted into common stock and as of December 31, 2006 there are no Class A preferred shares outstanding.

     In December 2005 as per the terms of the Company's plan of Reorganization the company wrote off the $146,701 in accrued dividends from the Innapharma preferred A stock.

     STOCK OPTIONS

     The Company had options outstanding that were issued in accordance with three stock option plans, the Special Stock Option Plan (the "SSOP"), an Incentive Stock Option Plan (the "ISOP") and a Bonus Share Plan (the "BSP"), each of which have been authorized by the Company's Board of Directors. The SSOP and the ISOP were adopted in July 1993, and the BSP was adopted in April 1994.

     The options granted under the SSOP were issued in a special one-time grant on July 1, 1993 and are non-qualified stock options. No further options may be granted under the SSOP. Under the SSOP as of December 31, 2003 and December 31, 2004 there were outstanding options to purchase 86,500 shares of the Company's Common Stock. All of such options were exercisable at a price of $2 per share and they expire no more than 10 years from the date of grant. As of December 31, 2005 there were no options granted under the SSOP outstanding

     The ISOP permits the grant of options which may either be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "non-qualified stock options" ("NSOs"), which do not meet the requirements of Section 422 of the Code. All employees, officers, and directors, of the Company were eligible to be granted options under the ISOP.

     Within the limits of the ISOP, the Compensation Committee, which is selected by the Company's Board of Directors, has exclusive authority, among other things, to select those to whom options shall be granted, to determine the number of shares of Common Stock to be covered by each option, and to determine the other terms of each option, including, but not limited to, the exercise price and duration.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     Options to purchase 37,409 shares of Common Stock of the Company were outstanding at December 31, 2003 and December 31, 2004 under the ISOP there were no options granted under the ISOP outstanding.

     The BSP options were issued to management of the Company upon achievement of certain performance targets. There were 126,875 options that issued and outstanding at December 31, 2003 and 2004 respectively under the BSP at an exercise price of $1.24 per share. No further options may be granted under the BSP. As of December 31, 2005 there were no options granted under the BSP outstanding.

     As of December 31, 2003 there were outstanding non-plan options to purchase 2,447,405 shares of the Company's Common Stock. All such options are exercisable at prices between $0.20 and $26 per share and expire no more than 10 years from the date of grant. There were no additional grants during 2004 or 2005.

     On April 6, 2005 in connection with the Company's warrant conversion all options issued prior to 2005 were converted into Tetragenex warrants exercisable either at $1 or $6. The Company incurred compensation expense due to the conversion of existing options into warrants. It was accounted for as a two step process. The value of the existing options being converted was valued immediately before the modification using the black scholes method and the value was credited to reduce compensation expense. The warrants, which the options converted in to were also valued using the black scholes method and expensed to compensation. The net amounts charged and credited to compensation expense ultimately represents the incremental compensation cost measured as the excess of the fair value of the modified options/warrants determined in accordance with SFAS 123(R) over the fair value of the original options/warrants immediately before their terms were modified.

     On January 5, 2005 the Company issued an aggregate of 3,787,500 options to officers, directors and employees of the Company. The options have an exercise price of $1 per share and expire April 6, 2021. On August 23, 2005 an aggregate of 1,777,000 options were granted to officers, directors and employees of the Company also with an exercise price of $1 per share and an expiration date of April 6, 2021. Additionally in December 2005 several members of the management team, employees and board members agreed to convert either all or some of their deferred salaries or deferred payments due into options of the company. An aggregate of $1,581,753 of accrued salaries was converted into 1,581,753 options to purchase Tetragenex common stock at $1 per share expiring December 2020. On December 31, 2005 there were 7,146,253 options outstanding. Expenses totaling $5,882,003 were charged to Compensation Expense representing the Black Scholes valuation of the options issued. A credit of $597,216 was entered to Compensation Expense resulting from the cancellation of the existing 2,698,189 options during 2005.

     In 2006 an aggregate of 892,000 options were granted to officers, directors and employees of the company. Expenses totaling $1,028,965.74 was charged to compensation expense and board expense in 2006.

                        TETRAGENEX PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)


     The following table presents the combined activity of the plan and non-plan stock option issuances for the years ended December 31, 2005 and 2006:

                                                  OPTIONS           WEIGHTED AVERAGE
                                                                     EXERCISE PRICE
     -----------------------------------------------------------------------------------
     Outstanding at December 31, 2004              2,698,189           $   13.20
     Granted in 2005                               7,146,253                1.00
     Converted to equity                           2,698,189               13.20
                                           ---------------------------------------------
     Outstanding at December 31, 2005              7,146,253           $    1.00
     Granted during 2006                             892,000                1.00
                                           ---------------------------------------------
     Outstanding at December 31, 2006              8,038,253           $    1.00
                                           =============================================

     The following table presents, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of December 31, 2006:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           -----------------------------------------   ------------------------------------------
                                          WEIGHTED    WEIGHTED                          WEIGHTED       WEIGHTED
            RANGE OF       NUMBER OF       AVERAGE     AVERAGE         NUMBER OF        AVERAGE        AVERAGE
         EXERCISE PRICE     OPTIONS   EXERCISE PRICE  REMAINING LIFE    OPTIONS    EXERCISE PRICE  REMAINING LIFE
         --------------------------------------------------------------------------------------------------------
              $1.00        8,038,253        $1.00          13.3         8,038,253         $1.00          13.3

     The grant-date fair values of options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                        2006              2005
     -----------------------------------------------------------------
     Expected life (years)               13.3             14.3
     Risk-free interest rate             4.84            4.375%
     Volatility                            75%             117%

     On July 11, 2006 the Board authorized the issuance of 852,000 options exercisable at $1 per share with an expiration of January 2020 to existing board members, officers and employees of the company for services performed. They also authorized the granting of 10,000 options per year to any board member who is part of a committee payable at the end of the year. On December 31, 2006 a total of 40,000 options were granted.

     WARRANTS

     On April 6, 2005 as part of the Company's private placement and warrant exchange all existing employee options and all existing warrants that were not previously converted, were converted into warrants to purchase Tetragenex common shares either at $1 per share expiring November 30, 2009 or at $6 per share expiring November 30, 2011. An aggregate expense was issued to warrant restructuring totaling $3,030,256 to reflect the cancellation of existing warrants and issuance of new warrants based on the Black Scholes calculation.

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     On April 6, 2005 the Company agreed to issue 100,000 warrants exercisable at $1 per share expiring 11/30/2009 to two separate law firms in connection with work performed on The Company's pending SB-2 as well as the settlement with its former patent attorneys respectively. An expense to legal fees of $123,400 was entered to reflect the value of these warrants based on the Black Scholes calculation

     In May 2005 the company issued a total of 150,000 warrants to purchase the company's common stock at $1 per share expiring November 30, 2009 as compensation for consulting with the company as well as introducing potential investors to the company. An expense to consulting fees of $99,750 was entered to reflect the value of these warrants based on the Black Scholes calculation.

     In the fourth quarter a total of 86,055 warrants were issued to consultants for aiding in the fundraising process. As a result a total of $54,452 was expensed to consulting expenses for the quarter based on the black scholes calculation.

     At December 31, 2006, the Company had outstanding warrants to purchase 11,402,721 shares of the Company's common stock at exercise prices of $1, $1.65 and $6 per share. These warrants have expirations of November 30, 2009 and November 30, 2011.

     The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of December 31, 2006:



                        WARRANTS OUTSTANDING

     RANGE OF                NUMBER OF           WEIGHTED AVERAGE
     EXERCISE PRICE           WARRANT             EXERCISE PRICE
     ---------------------------------------------------------------
     $1.00                    7,150,898                 $1.00
     $1.65                      645,322                 $1.65
     $6.00                    3,606,501                 $6.00

     COMMON STOCK TRANSACTIONS

     On April 6, 2005 the company had the final closing of its private placement dated Aug 20, 2004. The company issued an aggregate of 1,143,668 common shares of its stock and received cash proceeds of $914,934

     On September 23, 2005 as part of the company's Placement memorandum dated July 2005 the company issued 1,977,000 common shares of Tetragenex stock and 1,977,000 warrants to purchase additional shares of Tetragenex common stock in exchange for gross proceeds of $1,977,000 The company paid an aggregate of $23,750 to several consultants who assisted in the fund raising process. Thus the net proceeds to the company totaled $1,953,250. Investors who participated in the deal purchased units for $25,000 per unit. Each unit consisted of 25,000 shares of Tetragenex common stock and 25,000 warrants to purchase shares of Tetragenex common stock at $1 per share expiring 11/30/09.

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     On November 21, 2005 as part of the company's Placement memorandum dated July 2005 the company issued 481,000 common shares of Tetragenex stock and warrants to purchase an additional 481,000 common shares of Tetragenex stock in exchange for gross proceeds of $481,000 The company paid an aggregate of $16,100 to a consultant who assisted in the fund raising process. Thus the net proceeds to the company totaled $464,900. Investors who participated in the deal purchased units for $25,000 per unit. Each unit consisted of 25,000 shares of Tetragenex common stock and 25,000 warrants to purchase shares of Tetragenex common stock at $1 per share expiring 11/30/09.

     On November 28, 2005 as part of the company's Placement memorandum dated July 2005 the company issued 175,000 common shares of stock and warrants to purchase an additional 175,000 common shares of stock in exchange for gross proceeds of $175,000 The company paid an aggregate of $5,000 to a consultant who assisted in the fund raising process. Thus the net proceeds to the company totaled 170,000. Investors who participated in the deal purchased units for $25,000 per unit. Each unit consisted of 25,000 shares of Tetragenex common stock and 25,000 warrants to purchase shares of Tetragenex common stock at $1 per share expiring 11/30/09.

     During 2005 a total of 40,318 common shares were issued to our outside financial consultant as partial payment for services performed. As a result of this transaction $40,277 was charged to additional paid in capital.

     In March 2006 as part of the company's Placement memorandum dated July 2005 the company issued 352,000 common shares of Tetragenex stock and 352,000 warrants to purchase additional shares of Tetragenex common stock in exchange for gross proceeds of $352,000. The company paid an aggregate of $9,200 to several consultants who assisted in the fund raising process. Thus the net proceeds to the company totaled $342,800. Investors who participated in the deal purchased units for $25,000 per unit. Each unit consisted of 25,000 shares of Tetragenex common stock and 25,000 warrants to purchase shares of Tetragenex common stock at $1 per share expiring 11/30/09.

     On April 4, 2006 as part of the company's  Placement  memorandum dated July
     2005 the company issued 275,000 common shares of Tetragenex stock and 275,000 warrants to purchase additional shares of Tetragenex common stock in exchange for gross proceeds of $275,000. The company paid an aggregate of $5,000 to several consultants who assisted in the fund raising process. Thus the net proceeds to the company totaled $370,000. Investors who participated in the deal purchased units for $25,000 per unit. Each unit consisted of 25,000 shares of Tetragenex common stock and 25,000 warrants to purchase shares of Tetragenex common stock at $1 per share expiring 11/30/09.

     On May 21, 2006 as part of the company's Placement memorandum dated April 2006 the company issued 559,267 common shares of Tetragenex stock and 559,267 warrants to purchase additional shares of Tetragenex common stock in exchange for gross proceeds of $727,047. The company paid an aggregate of $30,000 to several consultants who assisted in the fund raising process. Thus the net proceeds to the company totaled $697,047. Investors who participated in the deal purchased units for $100,000 per unit. Each unit consisted of 76,923 shares of

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     Tetragenex   common  stock  and  76,923  warrants  to  purchase  shares  of
     Tetragenex common stock at $1.65 per share expiring 5/21/09.

     During the first quarter of 2006 a total of 10,200 common shares were issued to our outside financial consultant as partial payment for services performed. As a result of this transaction $10,190 was charged to additional paid in capital.

     During the second quarter 2006 a total of 3,750 common shares were issued to our financial consultant as partial payment for services performed. As a result of this transaction $3,746 was charged to additional paid in capital.

     In the fourth quarter a total of 86,055 warrants were issued to consultants for aiding in the fundraising process. As a result a total of $54,452 was expensed to consulting expenses for the quarter.

     At December 31, 2006, the Company has authorized 50,000,000 shares of Common Stock, $.001 stated value. The following table represents the approximate allocation of reserved shares at December 31, 2006:

     Common Stock                    15,901,126
     Stock Options                    8,038,253
     Warrants                        11,402,721
                                --------------------
                                     35,342,100

COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer ("co-CEO") and co-Chairman of the Board. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors
     (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003 as a result of the company's cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On December 31, 2006 the executive had deferred compensation totaling $226,707. The

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     executive was granted an aggregate of 1,420,000 options exercisable at $1 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under the same terms. The co-CEO is related to the Company's other co-CEO.

     On September 30, 1999, the Company entered into a three-year employment agreement with the Company's President. The agreement provides for an annual base salary of $180,000, which is subject to increase to between $300,000 and $360,000 upon the execution of a major licensing agreement with a pharmaceutical company for the licensing of one or more of the Company's products. In connection with the employment agreement, the executive was granted a ten-year option to acquire 390,625 shares of the Company's common stock at an exercise price of $12.00 per share, one third of which vested upon execution of the employment agreement, one third of which vested on September 30, 2000, and the final third of which vested on September 30, 2001. On June 15, 2000, in consideration of services provided to the Company, the Board of Directors granted the President an additional ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested on June 15, 2000, one third of which vested on June 15, 2001, and the final third of which vested on June 15, 2002. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) increased the executive's annual salary to $225,000, (ii) extended the term of the agreement by three years, through and including September 30, 2005, and
     (iii) granted the executive an additional, immediately vested five-year option to acquire 62,500 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003 as a result of the Company's cost cutting the executive agreed to defer 100% of his yearly salary. In December 2005 the executive agreed to convert $530,976 of his deferred salary into 530,976 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. As of December 31, 2006 he had deferred compensation totaling $124,046. The executive was granted an aggregate of 425,000 options exercisable at $1 per share and expiring in 2020 during 2005 and 55,000 more during 2006 under the same terms. In April 2006, the employee resigned as President and decided to remain as a chief consultant and board member thus nullifying the contract. On August 16, 2006 the company's former President and current board member and scientific consultant, Dr. John Feighner passed away from complications of his illness

     On September 30, 1999, the Company entered into a three-year employment agreement with the Company's Chief Operating Officer ("COO") for a period of three years, subject to a unilateral option exercisable by the COO to become a consultant to the Company after the first twelve months of employment. The agreement provided for an initial annual base salary of $120,000. In connection with the employment agreement the COO was granted a ten-year option to acquire 234,375 shares of the Company's common stock at an exercise price of $12.00 per share, one third of which vested upon execution of the employment agreement, one third of which vested on September 30, 2000 and the final third of which vested on September 30, 2001. On June 15, 2000, in consideration of services provided to the Company, the Board of Directors granted the executive an additional ten-year option to acquire 75,000

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     shares of the Company's common stock at an exercise price of $17 per share, one third of which vested on June 15, 2000, one third of which vested on June 15, 2001, and the final third of which vested on June 15, 2002. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) extended the term of the agreement by three years, through and including September 30, 2005 and (ii) granted executive an additional, immediately vested five-year option to acquire 37,500 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003 as a result of the Company's cost cutting the executive agreed to defer 100% of his yearly salary. In December 2005 the executive agreed to convert $259,588 of his deferred salary into 259,588 options to purchase shares of Tetragenex common stock at $1 per share expiring
     December 20, 2020. The executive was granted an aggregate of 425,000 options exercisable at $1 per share and expiring in 2020 during 2005 and 150,000 in 2006 under the same terms. As of December 31, 2006 he had deferred compensation totaling $8,658.27. The contract was not renewed as of the expiration of the existing contract.

     All officers, directors and employees of the company at the time of the bankruptcy agreed to defer a portion or all of there compensation. On December 31, 2006 there was $707,109 deferred from officers and employees and $140,625 from board members. During 2006 additional salaries and compensation in the amounts of $341,124 was accrued from officers and employees, $50,000 from directors.

     It is anticipated that the majority of accrued payments will be converted into warrants of the company on a 1 for 1 basis.

     CONSULTING AGREEMENTS

     The Company had entered into an agreement with an individual to serve as a Senior Medical Consultant to the Company for a period of one year commencing October 21, 1999. The consultant receives a fee of $3,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. In connection with the agreement, the consultant received an immediately vested ten-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share. On December 10, 1999, for services provided to the Company to such date, the Company's Board of Directors granted the consultant an additional five-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share, 2,500 of which vested on December 10, 1999, and 2,500 of which vested each year thereafter, provided that the consulting agreement is extended beyond its original term. The Company extended the term of the consulting agreement in both 2000 and 2001, upon the same terms and conditions, for an additional year, to October 21, 2001 and 2002, respectively. The Company again extended the term of the consulting agreement in 2002 until October 21, 2003, at a fee of $4,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. The Company extended the contract until October 21, 2004 at a rate of $3,250 per month. He is currently consulting on a month to month basis currently at a rate of $2,250 per month.

     On April 6th, 2003 several employees of the company resigned as employees to become part time consultants for the company. Each is paid a consulting fee on a month to month basis ranging from $2,250 to $5,000 per month.

     On April 6th, 2003 the company entered into ongoing agreement with the 5 members of its scientific blue ribbon panel to be paid hourly fees of between $300 and $500 per hour for work performed for the company as well as reimbursement for expenses.

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     Several individuals were signed as consultants for the company to assist in its fundraising efforts during 2006. Each individual is compensated in cash and warrants based on performance in aiding the fundraising process. An aggregate of $52,429 was paid to consultants as well as warrants as part of the fundraising process during 2006.

     LITIGATION

     At December 31, 2006 the Company was not involved in any ongoing litigation.

8    RISKS AND UNCERTAINTIES

     The Company is subject to risk common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

     As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $99,412,714 and $96,448,713 at December 31, 2006 and 2005, respectively.

     Management plans to provide for additional working capital and funds for the continued development of its products through private or public sale of the Company's common stock. The Company's ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. Management is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company's ability to enter into such an agreement or successfully complete an IPO, or complete future private placements.

     LEASE OBLIGATIONS

     On March 12, 2003 the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 31, 2003 and expires on March 31, 2007 and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006 the company entered into a 5 year lease operating lease to rent different space in the same building as it resides now and requires monthly base rental payments of $6,300 per month and expires in December 2011.

                        TETRAGENEX PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (YEARS ENDED DECEMBER 31, 2006 AND 2005)

     The approximate aggregate minimum rental commitments on these leases are as follows:

     YEAR ENDING DECEMBER 31,
     --------------------------------------------------------
     2007                                       87,300
     2008                                       75,600
     2009                                       75,600
     2010                                       75,600
     2011                                       75,600
     Total minimum lease payments             $389,700

     Rental expense was $124,039 and $133,504 for the years ended December 31, 2006 and 2005, respectively.

9.   RELATED PARTY TRANSACTIONS

     The Company utilized office space and personnel at the Feigner Research Institute ("Institute"), which then became owned by John P. Feighner MD Inc for which it reimbursed the Institute under a cost reimbursement agreement. The Company also utilized the institute to perform some contract research for the Company. The Company's former President was also an owner and a director of the Institute. In 2006 and 2005 the company reimbursed John P Feighner MD Inc. $8,773 and $31,651 for rent and insurance. As of December 31, 2006 the company is no longer reimbursing John P Feighner MD, Inc. for any space leased.

10   401(K) PROFIT SHARING PLAN

     In December 1993, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan"), effective as of January 1, 1994. All employees of the Company who have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to the dollar limit set by law. The Company may, but does not currently, contribute discretionary matching contributions in any amount to be determined on an annual basis by the Board of Directors. Each eligible participant's share of the Company's contribution vests over a seven year period beginning with the first full year of service at the rate of 15% per year.

SUBSEQUENT EVENTS

     On January 26, 2007 the Securities and Exchange commission declared our SB-2 effective