Form 10QSB
period 2007-03-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2007-05-15
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         COMMISSION FILE NO. 333-134987

                        TETRAGENEX PHARMACEUTICALS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                        0-2834                   22-3781895
(State or other jurisdiction   (Primary Standard Industrial     (I.R.S. Employer
     of incorporation or        Classification Code Number)         I.D No.)
        organization)

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

Check  whether  the  issuer:  1) filed all  reports  required  to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on March 31, 2007: 15,901,126.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

                      PLEASE ADDRESS ALL CORRESPONDENCE TO:
                                  Neil Martucci
                            1 MAYNARD DRIVE SUITE 105
                          PARK RIDGE, NEW JERSEY 07656

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I:  FINANCIAL INFORMATION ..............................................  1

  ITEM 1 CONDENSED FINANCIAL STATEMENTS .....................................  1
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATIONS ...................................  2
  ITEM 3(A)T CONTROLS AND PROCEDURES ........................................  6

PART II: OTHER INFORMATION .................................................   7

  ITEM 1 LEGAL PROCEEDINGS ..................................................  7
  ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ........  7
  ITEM 3 DEFAULTS ON SENIOR SECURITIES ......................................  7
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................  7
  ITEM 5 OTHER INFORMATION ..................................................  7
  ITEM 6 EXHIBITS ...........................................................  7

SIGNATURES ..................................................................  7


CERTIFICATIONS ..............................................................  8

                          PART I: FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Unaudited Condensed Balance Sheet as of March 31, 2007 ..................... F-1

Unaudited Condensed Statement of Operations for the Three Month Periods
   Ended March 31, 2007 and 2006 ........................................... F-2

Unaudited  Condensed Statement of Cash Flows for the Three Month Periods
   Ended March 31, 2007 and 2006 ........................................... F-3

Notes to Unaudited Condensed Financial Statements .......................... F-4

                        UNAUDITED CONDENSED BALANCE SHEET
                            AS OF MARCH 31, 2007 AND
                              AUDITED BALANCE SHEET
                             AS OF DECEMBER 31, 2006

                                                                     MARCH 31,
                                                  DECEMBER 31,         2007
                                                      2006          (UNAUDITED)
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $  1,965,960     $  1,526,984
Prepaid insurance and other current assets              18,169           11,689
                                                  ------------     ------------
                                                     1,984,129        1,538,673

Property and equipment, net                              9,647            8,282
Security Deposit                                        18,958           18,958
Patents, net                                           399,595          415,112
                                                  ------------     ------------
  Total Assets                                    $  2,412,329     $  1,981,025

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                  873,206          903,213
Accrued interest                                       120,955          135,552
                                                  ------------     ------------
  Total current liabilities                            994,161        1,038,765

LONG-TERM LIABILITIES
Notes payable                                        1,882,362        1,882,362
                                                  ------------     ------------
  Total liabilities                                  2,876,523        2,921,127

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Class A preferred stock - $.01 par value -
  5,000,000 shares authorized; 0 shares
  outstanding                                               --               --
Common stock - $.001 par value -
  50,000,000 shares authorized 15,901,126
  shares issued and outstanding                         15,901           15,901
Additional paid-in capital                          98,932,619       98,932,619
Accumulated deficit                                (99,412,714)     (99,888,622)
                                                  ------------     ------------
  Total stockholders' equity                          (464,194)        (940,102)
                                                  ------------     ------------

                                                  $  2,412,329     $  1,981,025
                                                  ============     ============


  THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                           2007          2006
                                                       ==========================
REVENUE                                                        (UNAUDITED)
Contract revenue                                       $         --  $         --
                                                       ------------  ------------
                                                                 --            --
                                                       ------------  ------------

OPERATING EXPENSES
Research and development                               $      5,400  $      3,659
Compensation expense                                        236,245       256,636
Compensation incurred from Warrant Restructuring
Travel                                                       22,558         6,496
General and administrative                                   53,342        44,408
Professional fees                                            36,894        12,697
Payroll taxes and employee benefits                          28,352        27,486
Consulting fees                                              58,737        67,645
Rent and occupancy                                           27,103        21,916
Depreciation and amortization                                10,367         9,165
                                                       ------------  ------------
  LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX BENEFIT        (478,998)     (450,108)

OTHER INCOME (EXPENSE)
Relief from liabilities                                          --            --
Interest income and other                                    17,686        19,223
Interest expense                                            (14,596)      (14,597)
                                                       ------------  ------------

LOSS BEFORE TAX BENEFIT                                    (475,908)     (445,482)
Sales of tax losses
                                                       ------------  ------------
  NET LOSS                                             $   (475,908) $   (445,482)
                                                       ============  ============

Basic and diluted net loss per share                   $      (0.03) $      (0.03)
                                                       ============  ============

Weighted average common shares outstanding               15,901,126    14,758,771
                                                       ============  ============


  THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        --------------------------
                                                                           2007           2006
                                                                        ============  ============
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $  (475,908)     $  (445,482)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES
    DIP interest added to notes payable
    Warrant restructuring
    Depreciation and amortization                                            10,367            9,185
    Stock, option and warrant compensation                                                    10,200
  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Prepaid insurance and other current assets                                6,481           21,035
    Accounts payable and accrued expenses                                    30,007          189,685
    Accrued interest payable                                                 14,596           14,597
                                                                        -----------      -----------
        Net cash used in operating activities                              (414,457)        (200,800)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for property and equipment                                           --               --
  Cash paid for patents                                                     (24,519)         (21,878)
                                                                        -----------      -----------
        Net cash (used in) provided by investing activities                 (24,519)         (21,878)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         --          352,000
  Payment of notes payable                                                       --
                                                                        -----------      -----------
        Net cash provided by financing activities                                --          352,000
                                                                        -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (438,976)         129,322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,965,960        2,273,702
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 1,526,984      $ 2,403,024
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for taxes
  Cash paid for interest                                                $        --      $        --
                                                                        ===========      ===========
NON CASH TRANSACTIONS
  Stock, options, and warrants issued for compensation                           --           10,200


  THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                    NOTES TO
                    UNAUDITED CONDENSED FINANCIAL STATEMENTS


THE COMPANY

Tetragenex Pharmaceuticals Inc. was incorporated in 2000 in the State of Delaware while Innapharma, Inc, its predecessor was incorporated in 1989 also in the State of Delaware. The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004, Innapharma Inc merged into its wholly owned subsidiary Tetragenex Pharmaceuticals, Inc. As part of the merger, all existing shares, options and warrants were converted into securities of Tetragenex on a 1-for-4 basis. All numbers relating to shares of the Company have been restated to reflect the 1-for-4 conversion ratio.

Tetragenex Pharmaceuticals Inc. ("Tetragenex" or "the Company") is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Innapharma has developed and patented a novel platform of pharmaceutical "small chain" peptides that treat depression, anxiety and other central nervous system disorders. The Company's leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

On January 26, 2007 the Securities and Exchange Commission declared our SB-2 effective. The company is current on all of its filings.


RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                    NOTES TO
         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


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


In February 2007, the FASB issued SFAS NO. 159. "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS"). SFAS 159 permits all entities to chose to measure eligible items at fair value at specified election dates. The company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.


INTERIM FINANCIAL STATEMENTS

Financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjuction with the audited financial statements for the years ended December 31, 2006 and 2005 as appearing in the company's form 10K SB filed on March 30, 2007.


NOTES PAYABLE

The Company has a $1,882,362 note payable, plus 3% interest due on April 23, 2009. The notes are convertible into common shares at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the Company. See note 7, stockholder's equity-Class D preferred stock for additional details.


STOCKHOLDERS' EQUITY


STOCK OPTIONS
-------------

On March 31, 2007 there were a total of 8,038,253 options outstanding.

                                    NOTES TO
         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


WARRANTS
--------

At March 31, 2007, the Company had outstanding warrants to purchase 11,402,721 shares of the Company's common stock at exercise prices of $1, $1.65 and $6 per share. These warrants have expirations of November 30, 2009 and November 30, 2011.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of March 31, 2007

                            WARRANTS OUTSTANDING
                    -----------------------------------
     RANGE OF         NUMBER OF      WEIGHTED AVERAGE
  EXERCISE PRICE       WARRANTS       EXERCISE PRICE
------------------  -------------  --------------------
       $1.00          7,150,898          $1.00
       $1.65            645,322          $1.65
       $6.00          3,606,501          $6.00
------------------  -------------  --------------------


COMMON STOCK TRANSACTIONS
-------------------------

There were no transactions during the first quarter 2007


COMMITMENTS AND CONTINGENCIES


EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer ("co-CEO") and co-Chairman of the Board. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company's cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On March 31, 2007 the executive had deferred compensation totaling $251,432.51. The executive was granted an aggregate of 1,420,000

                                    NOTES TO
         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


options exercisable at $1 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under the same terms. The co-CEO is the nephew of the company's other co-CEO David Abel.


All officers, directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On March 31, 2007, there was $744,195 deferred from officers and employees and $131,250 from board members. During 2007, additional salaries and compensation in the amounts of $60,325 and $12,500 was deferred from officers, employees and board members respectively.


It is anticipated that the majority of accrued payments will be converted into warrants of the Company on a 1-for-1 basis.


LITIGATION

At March 31, 2007 the Company was not involved in any ongoing litigation.


RISKS AND UNCERTAINTIES

The Company is subject to risk common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $99,888,622 and $96,894,195 at March 31, 2007 and 2006, respectively.

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


LEASE OBLIGATIONS

On March 12, 2003, the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 31, 2003, and expired on March 31, 2007, and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006, the Company entered into a 5-year lease operating lease to rent different space in the same building as it resides now and requires monthly base rental payments of $6,300 per month and expires in December 2011.

The approximate aggregate minimum rental commitments on these leases are as follows:

                                    NOTES TO
         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


YEAR ENDING
DECEMBER 31,
------------------------------------------------ -----------------
2007                                               $    87,300
2007                                                    87,300
2008                                                    75,600
2009                                                    75,600
2010                                                    75,600
2011                                                    75,600
                                                 -----------------
Total minimum lease payments                       $   389,700
                                                 =================

Rental expense was $124,039 and $133,504 for the years ended December 31, 2006 and 2005, respectively.


401(k) PROFIT SHARING PLAN

In December 1993, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan"), effective as of January 1, 1994. All employees of the Company who have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to the dollar limit set by law. The Company may, but does not currently, contribute discretionary matching contributions in any amount to be determined on an annual basis by the Board of Directors. Each eligible participant's share of the Company's contribution vests over a seven-year period beginning with the first full year of service at the rate of 15% per year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed on March 30, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended March 31, 2007 and March 31, 2006, is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended March 31, 2007, may not be indicative of results expected for the entire fiscal year ending December 31, 2007.


LIQUIDITY AND CAPITAL RESOURCES:

The Company currently has approximately $1.6 million in current assets and has a core burn rate of approximately $80,000 per month. These funds will be used primarily to operate the Company going forward. Additional funds will be needed to fund further studies required by the FDA to bring its lead compound, Nemifide to market. We currently have protocols in place for future studies as funding dictates. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as the continuing sales of our state tax losses through the New Jersey Development Plan. Our only long-term debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.


RESULTS OF OPERATIONS:

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2004. The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and implementing the preclinical studies requested by the FDA. The majority of the net loss in 2005 was attributed to the value of the options granted to the officers, directors and employees of the company.

For the past four years, the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the Company in 2003 in excess of $200,000, it generated a check of over $400,000 in December of 2004, and an additional $315,000 in December 2005. In 2006, due to the elimination of Innapharma, we only received $5,000 as part of the program, however going forward we will be applying for Tetragenex' tax losses.

We believe that our burn rate may increase by approximately $15,000 - $20,000 a month for costs relating to additional employees and various continued costs that will be incurred now that we are a fully reporting company, including but not limited to attorney's fees, accounting fees, filing fees, public relations expenses, and additional necessary insurance, etc. The Company committed $75,000 to the continued development of its tetracyclines within the past 12 months.

As of the date of the filing, we currently have approximately $1.6 million in liquid funds available to us. We believe this is sufficient to last us between 16 and 20 months from the date of filing. Our current core burn rate is approximately $80,000 per month. Employee and consultant salary is the major component in our burn rate. Our current payroll is approximately $32,000 per month. Additionally our scientific consultants receive approximately $13,000 per month and work on a part time basis. Our rent expense is currently $6,300 per month. D&O insurance and product liability insurance total about $9,000 per month and insurance for employees is currently $3,000 per month which will soon increase to approximately $7,000 per month now that we are a public entity. Included in the remainder are car allowances, telephone and internet access, general corporate expenses, outsourced accounting and legal fees and office supplies. This may increase to approximately $100,000 per month upon the need for additional staff and additional expenses now that we are a public entity. Future funds will be derived from additional sale of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as potentially the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, which resulted in raising over $75 million. Our only debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.


THE QUARTER ENDED MARCH 31, 2007 AS COMPARED TO THE PERIOD FOR THE QUARTER-ENDED MARCH 31, 2006

Revenue - The Company had no revenue from any source during the quarters ending March 31, 2007 and 2006.

Research and Development - R&D costs increased from $3,659 to $5,400 during the first quarter in 2007 vs. 2006. No studies were performed or were ongoing during either quarter which resulted in only minor ordinary expenses.

Compensation Expense - Compensation Expense decreased from $256,636 in the quarter ended March 31, 2006 down to $236,245 in the quarter ended March 31, 2007. This decrease was due to having one less employee during the 2007 quarter.

Travel Expense - Travel expense increased from $6,496 in the first quarter 2006 to $22,558 in first quarter 2007. This was due primarily to travel associated with meetings arranged between the Company and various pharmaceutical companies in an attempt to secure a licensing agreement. Additional travel expenses were incurred in travel to meet with several key investors as well as to meet with the company who filed the form 15c-211 with the NASD on our behalf and for professional conferences attended by key employees.

Professional Fees - Professional fees increased to $36,894 in the quarter ending March 31, 2007, versus $12,697 in the same quarter of 2006. This was mainly attributed to an increase in legal fees associated with the filing of our SB2 with the Securities and Exchange Commission as well as the preparation of our initial 10K for filing with the SEC.

Consulting Fees - Consulting expenses were reduced to $58,737 in the first quarter of 2007 from $67,645 in the same quarter of 2006. This reduction was the result of consultants being used to assist in the fundraising process which occurred during the first quarter of 2006 who were no longer needed after the completion of the funding.

Rent and Occupancy - Rent and occupancy expenses increased to $27,103 for the quarter ended March 31, 2007, from $21,916 in the same quarter of 2006 due to one time costs associated with the moving of our primary offices located in Park Ridge NJ during the first quarter of 2007. Costs included movers, electrician work and locksmith work. The move will save the company approximately $4,000 per month going forward.

General and Administrative costs increased from $44,408 in the first quarter of 2006 to $53,342 in first quarter of 2007 due mainly to increased insurance expenses upon the company's SB2 being declared effective and Tetragenex being deemed a public entity. Additionally, there was an increase in computer expense for the quarter associated with the aforementioned move.


PLAN OF OPERATIONS

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

Tetracyclines belong to a family of naturally occurring antibiotics that have been demonstrated to be potent inhibitors of matrix metalloproteinases (enzymes which are key in the promotion of many human disorders). The Company is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast) and antibiotic-resistant bacterial infections.

Our tetracycline-based drugs are in the preclinical development stage. Our IN VITRO studies have identified a series of chemically modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic-resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002, covering our tetracycline product candidates. We intend to complete some additional in-vivo and in-vitro studies, prepare an IND and attempt to license both the anti-cancer compound and the treatment resistant bacteria compound out for development.

In addition to the in-house development program, the Company intends to research and acquire existing compounds and replatform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

During the past 18 months we completed two private offerings raising $4,087,047 of equity capital. Our core burn rate is approximately $80,000 a month and with approximately $1.6 million cash on hand it gives the company 14-20 months of operating capital. The company intends to hire appropriate scientific personnel to strengthen its licensing acquisition program and to assist in the preparation and filing of IND submissions for the tetracycline compounds. The Company is currently seeking a quotation of its common stock on the NASDAQ OTC bulletin board.

The Company believes it has very good patent protection in all the significant worldwide markets.


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2004. The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and implementing the preclinical studies requested by the FDA.

The Company successfully converted close to 30% of the debt that remained from the bankruptcy back into equity. The Company currently has approximately $1.8 million in long-term debt due in April 2009. The Company successfully paid the $430,000 in short-term debt that had become due in November 2005.

For the past four years, the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the Company two years ago of in excess of $200,000, it generated a check of over $400,000 in December of 2004, and an additional $315,000 in December 2005. In 2006, due to the loss of Innapharma's tax losses, the Company received $5,000 through the program.

We believe that our burn rate could increase by approximately $15,000 - $20,000 a month for costs relating to additional employees and various continued costs that will be incurred now that we have become a fully reporting company, including but not limited to attorney's fees, accounting fees, filing fees, public relations expenses, insurance, etc. The Company committed approximately $75,000 to the continued development of its tetracyclines.

Future funds will be derived from additional sale of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, which resulted in the raising over $75 million. Our only debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT INCLUDES FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING LANGUAGE SUCH AS "WILL LIKELY RESULT", "MAY", "ARE EXPECTED TO", "IS ANTICIPATED", "ESTIMATE", "BELIEVES", "PROJECTED", OR SIMILAR WORDS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS RISKS, INCLUDING, WITHOUT LIMITATION, THE DEPENDENCE ON A SINGLE LINE OF BUSINESS; THE FAILURE TO CLOSE PROPOSED FINANCING; RAPID TECHNOLOGICAL CHANGE; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; THE LOSS OF A MAJOR CUSTOMER; AND THE POTENTIAL VOLATILITY OF THE COMPANY'S COMMON STOCK.


ITEM 3(A)T CONTROLS AND PROCEDURES

As of the end of the period covered by this Quaterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reports.

                           PART II: OTHER INFORMATION



ITEM 1     LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2007 there were no claims asserted or threatened against the Company.


ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3     DEFAULTS ON SENIOR SECURITIES

None.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.


ITEM 5     OTHER INFORMATION

None.


ITEM 6     EXHIBITS


EXHIBITS

31.1      302 Certification

31.2      302 Certification

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Martin F. Schacker
----------------------
    Martin F. Schacker

Date: May 15, 2007