Form 10QSB
period 2007-06-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2007-08-14
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on June 30, 2007: 15,901,126.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I:  FINANCIAL INFORMATION....................................................................................1

   ITEM 1       CONDENSED FINANCIAL STATEMENTS....................................................................1
   ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS................2
   ITEM 3       CONTROLS AND PROCEDURES...........................................................................6

PART II:  OTHER INFORMATION.......................................................................................7

   ITEM 1       LEGAL PROCEEDINGS.................................................................................7
   ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................................7
   ITEM 3       DEFAULTS ON SENIOR SECURITIES.....................................................................7
   ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................7
   ITEM 5       OTHER INFORMATION.................................................................................7
   ITEM 6       EXHIBITS..........................................................................................7

SIGNATURES........................................................................................................8


EXHIBITS..........................................................................................................9


                          PART I: FINANCIAL INFORMATION



ITEM 1 FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             PAGE
                                                                                                             ----
Unaudited Condensed Balance Sheet as of June 30, 2007 ........................................................F-1

Unaudited Condensed Statement of Operations for the Six Month Periods
   Ended June 30, 2007 and 2006...............................................................................F-2

Unaudited  Condensed Statement of Cash Flows for the Six Month Periods Ended June 30, 2007 and
   2006............. .........................................................................................F-3

Notes to Unaudited Condensed Financial Statements.............................................................F-4


                        UNAUDITED CONDENSED BALANCE SHEET
                             AS OF JUNE 30, 2007 AND
                              AUDITED BALANCE SHEET
                             AS OF DECEMBER 31, 2006


                                                                                      DECEMBER         JUNE
ASSETS                                                                                 31, 2006       30, 2007
                                                                                      ----------      --------
                                                                                                    (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                   $   1,965,960    $   1,200,826
      Prepaid insurance and other current assets                                         18,169           23,257
                                                                                  -------------    -------------
                                                                                      1,984,129        1,224,083

Property and equipment, net                                                               9,647            6,917
Security Deposit                                                                         18,958           18,958
Patents, net                                                                            399,595          426,592
                                                                                  -------------    -------------

                                                                                  $   2,412,329    $   1,676,550
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                             873,206          989,569
      Accrued interest                                                                  120,955          149,634
                                                                                  -------------    -------------

                                  Total current liabilities                             994,161        1,139,203

LONG TERM LIABILITY
              Notes payable                                                           1,882,362        1,882,362
                                                                                  -------------    -------------

                                  Total liabilities                                   2,876,523        3,021,565
                                                                                  -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Class A preferred stock - $.01 par value - 5,000,000
                  shares authorized; 0 shares outstanding                                  --               --
      Common stock - $.001 par value - 50,000,000 shares authorized
                  15,901,126 shares issued and outstanding                               15,901           15,901
      Additional paid-in capital                                                     98,932,619       99,705,137
      Accumulated deficit                                                           (99,412,714)    (101,066,053)
                                                                                  -------------    -------------

      Total stockholders' equity                                                       (464,194)      (1,345,015)
                                                                                  -------------    -------------
                                                                                  $   2,412,329    $   1,676,550
                                                                                  =============    =============


THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
  FOR THE THREE MONTH PERIODS ENDED AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                        Three months ended June 30,       Six months ended June 30,
                                                       ----------------------------    ----------------------------

                                                             2007           2006             2007             2006
                                                       ------------    ------------    ------------    ------------
                                                                 (unaudited)                    (unaudited)
REVENUE
       Contract revenue                                $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------
                                                               --              --              --              --
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
       Research and development                        $       (931)   $      3,659    $      4,469    $     36,708
       Compensation expense                                 183,094         256,636         419,338         450,743
       Travel                                                18,608           6,496          41,167          31,541
       General and administrative                            59,426          44,408         112,771         127,968
       Professional fees                                     46,752          12,697          83,646          92,096
       Payroll taxes and employee benefits                   17,983          27,486          46,336          48,902
       Consulting fees                                      817,510          67,645         876,589         152,281
       Rent and occupancy                                    22,971          21,916          50,073          52,686
       Depreciation and amortization                         11,073           9,165          21,439          20,811
                                                       ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX BENEFIT        (1,176,486)       (450,108)     (1,655,828)     (1,013,736)

OTHER INCOME (EXPENSE)
       Interest income and other                             13,482          19,223          31,168          41,617
       Interest expense                                     (14,083)        (14,597)        (28,679)        (28,679)
                                                       ------------    ------------    ------------    ------------

LOSS BEFORE TAX BENEFIT                                  (1,177,087)       (445,482)     (1,653,339)     (1,000,798)

NET LOSS                                               $ (1,177,087)   $   (445,482)   $ (1,653,339)   $ (1,000,798)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.07)   $      (0.03)   $      (0.10)   $      (0.07)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding               15,901,126      14,758,771      15,901,126      15,159,226
                                                       ============    ============    ============    ============


THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006


                                                                                                Six months ended June 30,
                                                                                            ------------------------------

                                                                                                   2007          2006
                                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                               $(1,653,339)   $(1,000,798)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES
                       Depreciation and amortization                                              21,440         20,811
                       Stock, option and warrant compensation                                    772,518         13,950
      CHANGES IN OPERATING ASSETS AND LIABILITIES
                       Prepaid insurance and other current assets                                 (2,623)        32,390
                       Accounts payable and accrued expenses                                     113,898        (15,228)
                       Accrued interest payable                                                   28,679         28,679
                                                                                             -----------    -----------

                                       Net cash used in operating activities                    (719,427)      (920,196)
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash paid for patents                                                                      (45,707)       (38,039)
                                                                                             -----------    -----------

                                       Net cash (used in) provided by investing activities       (45,707)       (38,039)
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                                        --        1,327,127
                                                                                             -----------    -----------

                                       Net cash provided by financing activities                    --        1,327,127
                                                                                             -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (765,134)       368,892

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   1,965,960      2,273,702
                                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $ 1,200,826    $ 2,642,594
                                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for taxes                                                                    $     2,716    $     6,597
      Cash paid for interest                                                                 $      --      $      --
                                                                                             ===========    ===========

NON CASH TRANSACTIONS
      Stock, options, and warants issued for compensation                                        719,427         13,950


THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


THE COMPANY

Tetragenex Pharmaceuticals, Inc. ("Tetragenex" or the "Company") was incorporated in 2001 in the State of Delaware and our predecessor, Innapharma, Inc., was incorporated in 1989 in the State of Delaware ("Innapharma"). The corporate headquarters of Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004, Innapharma merged into its wholly owned subsidiary Tetragenex. As part of the merger, all existing shares, options and warrants were converted into securities of Tetragenex on a 1-for-4 basis. All numbers relating to shares of the Company have been restated to reflect the 1-for-4 conversion ratio.

Tetragenex is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. The Company has developed and patented a novel platform of pharmaceutical "small chain" peptides that treat depression, anxiety and other central nervous system disorders. The Company's leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

On January 26, 2007 the Securities and Exchange Commission declared our SB-2 effective. The Company is current in all of its filings. On June 14, 2007 the NASD approved Tetragenex Pharmaceuticals, Inc. to be quoted on the NASDAQ Bulletin Board under the symbol TTRX.

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

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                    (con't)


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

INTERIM FINANCIAL STATEMENTS

Financial statements as of June 30, 2007 and for the six month periods ended June 30, 2007 and 2006, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 as appearing in the Company's form 10K SB filed on March 30, 2007.

NOTES PAYABLE

The Company has one $1,882,362 promissory note outstanding which is due on April 23, 2009, which carries 3% interest. The note is convertible into common shares at $5 per share at the discretion of the holder of the note. The note is secured by the patents of the Company.

STOCKHOLDERS' EQUITY

STOCK OPTIONS

On June 30, 2007 there were a total of 8,038,253 options outstanding all exercisable at $1 per share expiring 15 years from issuance.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                    (con't)





WARRANTS

At June 30, 2007, the Company had outstanding warrants to purchase 11,863,514 shares of the Company's common stock at exercise prices of $1, $1.30, $1.65 and $6 per share. These warrants have expirations of November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of June 30, 2007.



                                         WARRANTS OUTSTANDING
                            ------------------------------------------------
                                                        WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE       NUMBER OF WARRANTS         EXERCISE PRICE
-------------------------   -----------------------   ----------------------
      $1.00                       7,058,796                 $1.00
      $1.30                         875,000                 $1.30
      $1.65                         645,322                 $1.65
      $6.00                       3,284,396                 $6.00
-------------------------   -----------------------   ----------------------


COMMON STOCK TRANSACTIONS

There were no common stock transactions during the second quarter of 2007.

COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Co-CEO Officer and co-Chairman of the Board (the "Co-CEO"). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the Co-CEO's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the Co-CEO a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the Co-CEO an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company's cost reduction, the Co-CEO agreed to defer half of his $300,000 yearly salary. In December 2005 the Co-CEO agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On June 30, 2007 the Co-CEO had deferred compensation totaling $276,432. The Co-CEO was granted an aggregate of 1,420,000 options exercisable at $1 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                    (con't)




the same terms. The co-CEO is the nephew of the Company's other co-Chief Executive Officer, David Abel.

All officers, directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On June 30, 2007, there was $805,191 deferred compensation from officers and employees and $143,750 from board members. During 2006, additional salaries and compensation in the amounts of $341,124 was accrued from officers and employees and $50,000 from directors.

It is anticipated that the majority of accrued payments will be converted into warrants of the Company on a 1-for-1 basis.

LITIGATION

At June 30, 2007 the Company was not involved in any ongoing litigation.

RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration (the "FDA") regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $101,066,052 and $97,442,534 at June 30, 2007 and 2006, respectively.

Management plans to provide for additional working capital and funds for the continued development of its products through private or public sales of the Company's common stock. The Company's ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. Management is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. However, no assurance can be given as to the Company's ability to enter into such an agreement or successfully complete an IPO, or complete future private placements.

LEASE OBLIGATIONS

On March 12, 2003, the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 31, 2003, and expires on March 31, 2007, and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006, the Company entered into a 5-year lease operating lease to rent different space in the same building where it is currently situated which requires monthly base rental payments of $6,300 per month and expires in December 2011.

The approximate aggregate minimum rental commitments on these leases are as follows:

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                    (con't)


YEAR ENDING
DECEMBER 31,
--------------------------------------------------

2007                                     87,300
2008                                     75,600
2009                                     75,600
2010                                     75,600
2011                                     75,600
                                    --------------
Total minimum lease payments        $   389,700
                                    ==============

The rental expense was $124,039 and $133,504 for the years ended December 31, 2006 and 2005, respectively.

401(k) PROFIT SHARING PLAN

In December 1993, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan"), effective as of January 1, 1994. All employees of the Company who have attained the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to the dollar limit set by law. The Company may, but does not currently, contribute discretionary matching contributions in any amount to be determined on an annual basis by the Board of Directors. Each eligible participant's share of the Company's contribution vests over a seven-year period beginning with the first full year of service at the rate of 15% per year. The Company is in the process of terminating its 401(k) Plan.

SUBSEQUENT EVENTS

On July 26, 2007 the board unanimously approved the granting of 3.7 million options which initially was granted on May 29, 2007 to officers, directors, employees and consultants of the Company outside of the 2007 Stock Option Plan (the "Plan") in the event the Plan is not approved by the Company's stockholders for unforeseen reasons. A Form 8-K was filed with the Securities and Exchange Commission (the "Commission") with regards to this transaction. In addition each officer and director filed a Form S-4 as needed.

An aggregate of 55,000 warrants to purchase the Company's common stock at $1.30 per share was issued to three individuals who agreed to become members of the Company's revised Scientific Advisory Board.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Commission on March 30, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the six months ended June 30, 2007 and June 30, 2006, is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended June 30, 2007, may not be indicative of results expected for the entire fiscal year ending December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES:

The Company currently has approximately $1.1 million in current assets and has a core burn rate of approximately $85,000 per month. These funds will be used primarily to operate the Company going forward. Additional funds will be needed to fund further studies required by the FDA to bring its lead compound, Nemifide to market. We currently have several protocols in place for future studies as funding dictates. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company. We anticipate commencing a multi-centered pivotal human clinical trial while we are working on securing a licensing agreement for Nemifitide. On June 29, 2007 we filed our application with the State of New Jersey to sell our state tax losses as part of the New Jersey Development Plan. We have received significant resources in the past from this program and are hopeful to again benefit from it. Our only long-term debt consists of the $1.8 million convertible note payable in April 2009 to the former holders of our Series D Preferred Stock in April 2009.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

The Company's predecessor successfully emerged from bankruptcy and merged with the Company in November 2004. The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and completing the preclinical studies required by the FDA. The majority of the net loss in 2005 was attributed to the value of the options granted to the officers, directors and employees of the Company.

For the past four years, the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the Company in 2003 in excess of $200,000, it generated a check of over $400,000 in December of 2004, and an additional $315,000 in December 2005. In 2006, due to the elimination of Innapharma and thus the loss of its tax credits, the

Company only received $5,000 as part of the program. The Company filed its application to sell its state tax losses in June.

The Company believes that the burn rate may increase by approximately $15,000 to $20,000 per month for costs related to additional employees and various continued costs that will be incurred as a result of the Company becoming fully reporting and publicly traded and once we begin a human clinical trial, including but not limited to attorney's fees, accounting fees, filing fees, public relations expenses, and additional necessary insurance, etc. The Company has committed $75,000 to the continued development of its tetracyclines within the past 12 months.

As of the date of this quarterly report, we currently have approximately $1.1 million in liquid funds available to us. We believe this is sufficient to last us between 12 and 16 months from the date of filing. Our current core burn rate is approximately $85,000 per month. Employee and consultant salaries are the major component in our burn rate. Our current payroll is approximately $32,000 per month. Additionally our scientific consultants receive approximately $10,000 per month and work on a part time basis. Our rent expense is currently $6,300 per month. Director and officer insurance and product liability insurance total approximately $12,000 per month. This has increased by approximately $5,000 per month as a result of our be quoted on a public exchange. Included in the remainder are car allowances, telephone and internet expenses, general corporate expenses, outsourced accounting and legal fees and office supplies. Our core burn rate may increase to approximately $100,000 per month as a result of our need for additional staff and increased expenses incurred in connection with our being a public entity. Future funds will be derived from additional sale of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as potentially the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, which resulted in the raising of over $75 million. Our only debt consists of the $1.8 million convertible note payable to the former holders of our Series D Preferred Stock in April 2009.



THE SIX MONTHS ENDING JUNE 30, 2007 AS COMPARED TO THE PERIOD OF THE SIX MONTHS ENDED JUNE 30, 2006

Revenue - The Company had no revenue from any source for the sixth months ending June 30, 2007 and 2006.

Research and Development - Research and development costs decreased from $36,708 to $4,468 for the six months ending June 30, 2007 versus the same six months of 2006. No studies have been performed during 2007 thus there have only been incidental expenses. In 2006 we commenced a preclinical study on one of our tetracyclines.

Compensation Expense - Compensation expense remained virtually unchanged for the first six months of 2007 versus the same six months in 2006.

Travel Expense - Travel expense increased from $33,040 during the first six months of 2006 to $41,166 in the first six months of 2007. This was due primarily to meetings with Dr. Stahl during negotiations as well as several proposed members of the Company's newly formed Scientific Advisory Board.

Professional Fees - Professional fees decreased to $83,646 for the six months ending June 30, 2007, versus $92,095 in the same quarter of 2006. This was mainly attributed to a decrease in legal and accounting fees once the Company's Registration Statement on Form SB-2 became effective as well as the increased work performed by in house staff.

Telephone Expense- Telephone fees increased to $13,993 through the 2nd quarter of 2007 from $11,303 in the same time period of 2006 due mainly to a new phone system installed in the Company's new office space. The Company believes the monthly savings from the new system will allow it to recoup the installation costs within 12 months.

Insurance Expense- Insurance costs decreased from $63,342 for the 2nd quarter of 2006 to $48,532 through the 2nd quarter of 2007 due to a decrease in the Company's product liability costs. Because the Company did not administer its drug to any individual during 2006, its product liability premium decreased substantially for 2007.

Consulting Fees - Consulting expenses increased to $876,589 through the second quarter of 2007 from $153,531 in the same period of 2006. This increase was the result of warrants issued to several new consultants who became involved with the Company. Dr. Stephen Stahl received an aggregate of 650,000 warrants exercisable at $1.30 per share expiring in 2012 and 50,000 warrants exercisable at $1 per share expiring on November 30, 2009 to become the Company's lead scientific consultant and chair of the Company's Scientific Advisory Board. Dr. Murray Rosenthal received 125,000 warrants exercisable at $1.30 per share which expire in 2012. Darius Shayegan received 100,000 warrants exercisable at $1.30 and expiring in 2012. These three consultants will primarily focus on meeting with pharmaceutical companies with hopes of securing licensing agreements for our lead compound Nemifitide. Further details are available in the Company's 8-K filed with the Commission on May 31, 2007. The warrants were valued using the Black Scholes method.

Rent and Occupancy - Rent and occupancy expenses decreased to $50,073 for the period ended June 30, 2007, from $52,685 in the same period of 2006. This was the result of the beginning of the decreased rent upon the Company moving its primary offices into new space in its previous building. The Company will now save approximately $4,000 per month versus the previous rent.

Employee Benefits- Employee benefits decreased from $27,029 to $19,952 in the first half of 2007 vs. 2006 due to the loss of Dr. Feighner.

PLAN OF OPERATIONS

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. Tetragenex is the successor company to Innapharma through a reverse merger, which was completed upon Innapharma's emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and has insignificant operating revenues.

OPERATING HISTORY: PLAN OF OPERATION

The Company is currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of the Company's flagship antidepressant compound was put on clinical hold by the FDA, as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked the Company to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. The Company completed a dog study and a primate study to address the concerns of the FDA. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. The Company intends to push forward simultaneously with two strategies. First the Company intends to license the drug out for the final stage of development. During the completion of that task, the Company also intends to raise additional capital and continue the Phase 3 development of Nemifitide. The Company believes that upon a successful licensing agreement, there will be significant milestone payments, as well as permanent royalty against the revenues of the drug. To further the push for a licensing agreement, during this quarter the Company hired Dr. Stephen Stahl, who is world renowned and is considered an opinion leader in the Central Nervous System (CNS) field, to be its chief scientific consultant and chairman of its Scientific Advisory Board. Dr. Stahl is currently restructuring the Scientific Advisory Board to include several additional opinion leaders in the CNS field. Additionally the Company solicited Dr. Murray Rosenthal and Darius Shayegan to assist in the licensing process. Dr. Rosenthal has extensive experience with patients that have been administered Nemifitide as his site was part of our phase II trials.

Nemifitide  is a  five-chain  peptide  and  part  of a  significant  library  of patent-protected compounds. The Company, in its preclinical development plans, will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. The Company currently has three GMP manufacturers synthesizing its compound, all of whom are located in Europe. The Company believes that it has sufficient Nemifitide bulk to meet its requirements for the foreseeable future.

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

Our tetracycline-based drugs are in the preclinical development stage. Our IN VITRO studies have identified a series of chemically modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic-resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002, covering our tetracycline product candidates. We intend to complete some additional in-vivo and in-vitro studies, prepare an Invetigational New Drug Application and attempt to license both the anti-cancer compound and the treatment resistant bacteria compound out for development.

In addition to the in-house development program, the Company intends to research and acquire existing compounds and re-platform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

During the past 24 months the Company completed two private offerings raising $4,087,047 of equity capital. The Company's core burn rate is approximately $85,000 per month and with approximately $1.1 million cash on hand it gives the Company 12-16 months of operating capital. The Company intends to hire appropriate scientific personnel to strengthen its licensing acquisition program and to assist in the preparation and filing of IND submissions for the tetracycline compounds. The Company recently received NASD approval and began trading on the NASDAQ Bulletin Board under the symbol TTRX.

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

ITEM 3(a)T CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Co-CEO Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Co-CEO Officer and Chief Financial Officer concluded that information required to be disclosed is recorded. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Co-CEO Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Co-CEO Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Co-CEO Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reports.

                           PART II: OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of June 30, 2007 there were no claims asserted or threatened against the Company.


ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

EXHIBITS

31.1 Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the Co-Chief Executive Officer  Pursuant to 18 U.S.C.
          Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                         SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TETRAGENEX PHARMACEUTICALS, INC.

August 14, 2007                                 /s/Martin Schacker
-----------------                               ---------------------------
Date                                            Martin Schacker
                                                Co-Chief Executive Officer


August 14, 2007                                 /s/Neil Martucci
-----------------                               ---------------------------
Date                                            Neil Martucci
                                                Chief Financial Officer