Form 10QSB
period 2007-09-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2007-11-14
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         COMMISSION FILE NO. 333-134987

                        TETRAGENEX PHARMACEUTICALS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                          0-2834                  22-3781895
-------------------------------    ---------------------------   ---------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on September 30, 2007: 15,926,126.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION..................................................1

       ITEM 1.     FINANCIAL STATEMENTS........................................1
       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS..................2
       ITEM 3(a)T  CONTROLS AND PROCEDURES.....................................5

PART II: OTHER INFORMATION.....................................................7

       ITEM 1.     LEGAL PROCEEDINGS...........................................7
       ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES
                   AND USE OF PROCEEDS.........................................7
       ITEM 3.     DEFAULTS ON SENIOR SECURITIES...............................7
       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........7
       ITEM 5.     OTHER INFORMATION...........................................7
       ITEM 6.     EXHIBITS....................................................7

SIGNATURES.....................................................................8

                          PART I: FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Unaudited Condensed Balance Sheet as of September 30, 2007...................F-1

Unaudited Condensed Statement of Operations for the Six Month Periods
   Ended September 30, 2007 and 2006.........................................F-2

Unaudited Condensed Statement of Cash Flows for the Six Month Periods
   Ended September 30, 2007 and 2006.........................................F-3

Notes to Unaudited Condensed Financial Statements............................F-4

                        UNAUDITED CONDENSED BALANCE SHEET
                          AS OF SEPTEMBER 30, 2007 AND
                              AUDITED BALANCE SHEET
                             AS OF DECEMBER 31, 2006


                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      2006              2007
                                                                               -------------------------------------
                                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $1,965,960          $870,607
  Prepaid insurance and other current assets                                            18,169            24,307
                                                                                     1,984,129           894,914

Property and equipment, net                                                              9,647             5,552
Security Deposit                                                                        18,958            18,958
Patents, net                                                                           399,595           435,475
                                                                               -------------------------------------
                                                                                    $2,412,329        $1,354,899
                                                                               =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                  873,206         1,099,421
Accrued interest                                                                       120,955           164,231
                                                                               -------------------------------------
  Total current liabilities                                                            994,161         1,263,652

LONG TERM LIABILITY
Notes payable                                                                        1,882,362         1,882,362
                                                                               -------------------------------------

  TOTAL LIABILITIES                                                                  2,876,523         3,146,014
                                                                               -------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0
  shares outstanding                                                                         -                 -
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126
  shares issued and outstanding                                                         15,901            15,926
Additional paid-in capital                                                          98,932,619       101,766,004
Accumulated deficit                                                                (99,412,714)     (103,573,045)
                                                                               -------------------------------------

    Total stockholders' equity                                                        (464,194)       (1,791,115)
                                                                               -------------------------------------
                                                                                    $2,412,329        $1,354,899
                                                                               =====================================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTH PERIODS ENDED AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                         2007            2006            2007            2006
                                                   -----------------------------------------------------------------
                                                     (UNAUDITED)                     (UNAUDITED)
REVENUE
Contract revenue                                                -               -               -               -
                                                   -----------------------------------------------------------------
                                                                -               -               -               -
                                                   -----------------------------------------------------------------

OPERATING EXPENSES
Research and development                                  $11,223          $1,630         $15,692         $38,338
Compensation expense                                      997,484       1,207,951       1,416,821       1,658,694
Travel                                                     26,884          28,776          68,051          60,317
General and administrative                              1,215,362          72,769       1,328,133         200,737
Professional fees                                          19,565          50,891         100,756         142,987
Payroll taxes and employee benefits                        20,590          16,573          66,926          65,475
Consulting fees                                           180,615          57,077       1,057,205         209,358
Rent and occupancy                                         20,806          27,371          70,879          80,057
Depreciation and amortization                              11,680          11,292          33,119          32,103
                                                   -----------------------------------------------------------------
  LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX            (2,504,209)     (1,474,330)     (4,157,582)     (2,488,066)
    BENEFIT

OTHER INCOME (EXPENSE)
Interest income and other                                   9,359          25,058          40,527          66,675
Interest expense                                          (14,597)        (14,596)        (43,276)        (43,275)
                                                   -----------------------------------------------------------------
  LOSS BEFORE TAX BENEFIT                              (2,509,447)     (1,463,868)     (4,160,331)     (2,464,666)
                                                   -----------------------------------------------------------------

NET LOSS                                              $(2,509,447)    $(1,463,868)    $(4,160,331)    $(2,464,666)
                                                   =================================================================

Basic and diluted net loss per share                       $(0.16)         $(0.10)         $(0.26)         $(0.16)
                                                   =================================================================

Weighted average common shares outstanding             15,926,126      14,758,771      15,926,126      15,421,756
                                                   =================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                                        NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                      2007              2006
                                                                               -------------------------------------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(4,160,331)      $(2,464,666)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
    Depreciation and amortization                                                       33,119            32,103
    Stock, option and warrant compensation                                           2,833,410           996,119
  CHANGES IN OPERATING ASSETS AND LIABILITIES
    Prepaid insurance and other current assets                                          (6,138)           56,627
    Accounts payable and accrued expenses                                              226,215            66,058
    Accrued interest payable                                                            43,276            43,275
                                                                               -------------------------------------
      Net cash used in operating activities                                         (1,030,449)       (1,270,484)
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for patents                                                                (64,904)          (55,783)
                                                                               -------------------------------------
      Net cash used in investing activities                                            (64,904)          (55,783)
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                     -         1,327,127
                                                                               -------------------------------------
      Net cash provided by financing activities                                              -         1,327,127
                                                                               -------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (1,095,353)              860

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         1,965,960         2,273,702
                                                                               -------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $870,607        $2,274,562
                                                                               =====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for taxes
  Cash paid for interest                                                                     -                 -
                                                                               =====================================

NON CASH TRANSACTIONS
  Stock, options, and warants issued for compensation                                2,833,410           996,119


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


THE COMPANY

Tetragenex Pharmaceuticals, Inc. ("Tetragenex" or the "Company") was incorporated on November 9, 2000 in the State of Delaware ("Tetragenex" or the "Company"), and Innapharma, Inc., the Company's predecessor was incorporated July 5, 1989 also in the State of Delaware ("Innapharma"). The Company's corporate headquarters are in Park Ridge, New Jersey. On November 23, 2004, Innapharma, Inc. merged into its wholly owned subsidiary, Tetragenex. As part of the merger, all existing shares, options and warrants were converted into securities of Tetragenex on a one-for-four basis. All numbers relating to shares of the Company have been restated to reflect the one-for-four conversion ratio.

Tetragenex is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Tetragenex developed and patented a novel platform of pharmaceutical "small chain" peptides that treat depression, anxiety and other central nervous system disorders. Today, the Company's leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

On January 26, 2007 the Securities and Exchange Commission (the "Commission") declared our registration statement on Form SB-2 effective. On October 19, 2007 the Commission declared our second registration statement on Form SB-2 effective. The company is current on all of its filings. On June 14, 2007 the NASD approved Tetragenex Pharmaceuticals, Inc. to be quoted on the NASDAQ Bulletin Board under the symbol TTRX. On September 12, 2007, the Company filed a registration statement on Form SB-2, pursuant to which it registered an aggregate of 9,963,128, of which 5,000,000 shares of common stock were to be sold by the Company on a best efforts basis at a fixed price between $0.50 and $0.75. In addition the Company registered options previously granted to officers, directors, employees, and consultants of the Company as well as current shareholders' shares and warrants that had not been registered in the Company's first registration statement. On October 19, 2007, the Commission declared the Company's registration statement effective.


RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (the "FASB") has recently announced a new interpretation, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not believe the adoption of FIN 48 will impact its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not only to specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157, "Fair Value Measurements". Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company's financial condition, results of operations, and liquidity.


INTERIM FINANCIAL STATEMENTS

Financial statements as of September 30, 2007 and for the nine month periods ended September 30, 2007 and 2006, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 as appearing in the company's annual report on Form 10-KSB, for the fiscal year ended December 31, 2006, as filed with the Commission on March 30, 2007.


NOTES PAYABLE

The Company has an aggregate of $1,882,362 notes payable, plus 3% interest due on April 23, 2009 (the "Notes"). The Notes are convertible into common shares at $5.00 per share at the discretion of the holders of the Notes. The Notes are secured by the patents of the Company.



STOCKHOLDERS' EQUITY


STOCK OPTIONS
-------------

On September 30, 2007 there were a total of 11,758,253 options outstanding, all exercisable at $1 per share, and expiring between 2017 and 2020. On July 26, 2007 the Company's Board of Directors (the "Board") unanimously approved the granting of 3,700,000 options to the Company's officers, directors, employees and consultants outside of the Company's 2007 Stock Option Plan (the "Plan") in the event the Plan is not approved by the Company's stockholders for unforeseen reasons. The Company's stockholders approved the grant of 3,700,000 options on May 29, 2007. A current report on Form 8-K was filed with the Commission on May 29, 2007 describing this transaction. Each officer and director filed an Initial Statement of Beneficial Ownership on Form 3 or a Statement of Changes in Beneficial Ownership on Form 4 as needed. All options are exercisable at $1.00 per share and expire ten years from issuance. The options were valued using the Black Sholes method and total charges of $2,001,999 were applied to the Company's appropriate accounts.

WARRANTS
--------

At September 30, 2007, the Company had outstanding warrants to purchase an aggregate of 12,018,514 shares of the Company's common stock at exercise prices of $1.00, $1.30, $1.65 and $6.00 per share. The

Warrants expire on of November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively. An aggregate of 155,000 warrants were issued during the third quarter to several financial consultants and to members of the Company's scientific advisory board. The warrants were valued using the Black Sholes method and total charges of $58,893 were applied to the appropriate accounts.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of September 30, 2007.



                             WARRANTS OUTSTANDING
                    --------------------------------------
                                             WEIGHTED
RANGE OF EXERCISE        NUMBER OF           AVERAGE
      PRICE              WARRANTS         EXERCISE PRICE
-------------------   ----------------   -----------------
      $1.00                 7,058,796          $1.00
      $1.30                 1,030,000          $1.30
      $1.65                   645,322          $1.65
      $6.00                 3,284,396          $6.00
-------------------   ----------------   -----------------



COMMON STOCK TRANSACTIONS
-------------------------

During the third quarter, 25,000 shares of common stock were issued to an existing shareholder for stock purchased in the past and not recorded in the Company's stock records due to a clerical error. On September 30, 2007 there were 15,926,126 common shares outstanding.


COMMITMENTS AND CONTINGENCIES


EMPLOYMENT AGREEMENTS
---------------------

On December 15, 1999, the Company entered into a three-year employment agreement with Martin Schacker, its co-Chief Executive Officer ("co-CEO") and co-Chairman of the Board. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years; and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company's cost reduction, the executive agreed to defer one-half of his $300,000 annual salary. In December 2005, the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of the Company's common stock at $1 per share expiring December 20, 2020. On September 30, 2007, the executive had deferred compensation totaling $301,707. The executive was granted an aggregate of 1,420,000 options exercisable at $1.00 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under the same terms. In the third quarter of 2007 he was issued an aggregate of 850,000 options exercisable at $1.00 per share expiring 10 years from issuance for services to the company as Co-CEO and Chairman. The co-CEO is the nephew of the David Abel, the Company's other co-CEO.

On April 15, 2003, as a result of negative results in a dog study Innapharma conducted and the difficult financial market conditions at the time, Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Court (the "Bankruptcy"). All officers, directors and employees of Innapharma and the Company at the time of the Bankruptcy agreed to defer a portion or all of their compensation. On September 30, 2007, there was $866,857 deferred from officers and employees and $156,250 from Directors. During 2006, additional salaries and compensation in the amounts of $341,124 was accrued from officers and employees, and $50,000 from Directors.

It is anticipated that the majority of accrued payments will be converted into warrants of the Company on a one-for-one basis.


LITIGATION
----------

At September 30, 2007 the Company was not involved in any ongoing litigation.


RISKS AND UNCERTAINTIES
-----------------------

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks associated with the commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration ("FDA") regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $103,573,046 and $98,913,379 at September 30, 2007 and 2006, respectively.

Management plans to provide for additional working capital and funds for the continued development of the Company's products through private or public sales of the Company's common stock. The Company's ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. Management is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given that the Company will be able to enter into such an agreement, successfully complete a public sale of its common stock, or complete future private placements.



LEASE OBLIGATIONS
-----------------

On March 12, 2003, the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 31, 2003, and expires on March 31, 2007, and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006, the

Company entered into a 5-year operating lease to rent different space in the same building as it currently leases office space for monthly base rental payments of $6,300 expiring in December 2011.

The approximate aggregate minimum rental commitments on these leases are as follows:

YEAR ENDING
DECEMBER 31,
------------------------------------------------------

2007                                           87,300
2008                                           75,600
2009                                           75,600
2010                                           75,600
2011                                           75,600
                                      ----------------
Total minimum lease payments              $   389,700
                                      ================

The Company's rental expense was $124,039 and $133,504 for the years ended December 31, 2006 and 2005, respectively.


401(k) PROFIT SHARING PLAN
--------------------------

In December 1993, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan"), effective as of January 1, 1994. All employees of the Company who have attained the age of 21 are eligible to participate in the 401(k) Plan. Eligible employees can make voluntary contributions to the 401(k) Plan up to the dollar limit set by law. The Company may, but does not currently, contribute discretionary matching contributions in any amount to be determined on an annual basis by the Company's Board. Each eligible participant's share of the Company's contribution vests over a seven-year period beginning with the first full year of service at the rate of 15% per year. The Company is in the process of terminating its 401k Plan.


SUBSEQUENT EVENTS

On September 12, 2007, the Company filed a registration statement on Form SB-2, pursuant to which it registered an aggregate of 9,963,128, of which 5,000,000 shares of common stock were offered by the Company on a best efforts basis at a fixed price between $0.50 and $0.75. On October 19, 2007, the Commission declared the Company's registration statement effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


PLAN OF OPERATIONS

The Company is currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase Two clinical development, the Company's flagship antidepressant compound was put on clinical hold by the FDA, as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked the Company to repeat the animal study and generate some additional preclinical data with regard to the toxicity issue. The Company completed a subsequent dog study and a primate study to address the concerns of the FDA. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and lifted the clinical hold on March 29, 2006. The Company intends to simultaneously pursue two strategies. First, the Company plans to license out Nemifitide for the final stage of development. Second, the Company intends to raise additional capital and continue to Phase Three development of Nemifitide. The Company believes that upon a successful licensing agreement, there will be significant milestone payments, as well as permanent royalty against the revenues of the drug. During the third quarter of 2007, the Company hired Dr. Stephen Stahl, who is world renowned and is considered an opinion leader in the Central Nervous System ("CNS") field, to serve as the Company's chief scientific consultant and chair of its Scientific Advisory Board. Dr. Stahl is currently restructuring the Scientific Advisory Board to include several additional opinion leaders in the CNS field.] Dr. Murray Rosenthal and Darius Shayegan agreed to assist in the licensing process as well. Dr. Rosenthal has extensive experience seeing patients that have been administered Nemifitide as his site was part of our Phase Two trials.

Nemifitide is a five-chain peptide, part of a significant library of patent-protected compounds. The Company, in its preclinical development plans, will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. The Company currently has three Good Manufacturing Practices ("GMP") manufacturers synthesizing its compound, all of whom are located in Europe. The Company believes that it has sufficient Nemifitide bulk to meet its requirements for the foreseeable future.

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

Our tetracycline-based drugs are in the preclinical development stage. Our in-vitro studies have identified a series of chemically modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic-resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002, covering our tetracycline product candidates. We intend to complete additional in-vivo and in-vitro studies, prepare an Investigational New Drug Application ("IND") and attempt to license both the anti-cancer compound and the treatment resistant bacteria compound out for development.

In addition to the in-house development program, the Company intends to research and acquire existing compounds and re-platform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

During the past 24 months we completed two private offerings raising $4,087,047 of equity capital. Our core burn rate is approximately $85,000 a month. The Company has approximately $850,000 of cash on hand which gives the Company approximately eight to ten months of operating capital. The company intends to hire appropriate scientific personnel to strengthen its licensing acquisition program and to assist in the preparation and filing of IND submissions for the tetracycline compounds.

The Company believes it has very good patent protection in all the significant worldwide markets.


MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this quarterly report on Form 10-QSB and the annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the
Commission on March 30, 2007. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the nine months ended September 30, 2007 and September 30, 2006, is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is un-audited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended September 30, 2007, may not be indicative of results expected for the entire fiscal year ending December 31, 2007.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has approximately $850,000 cash on hand and a monthly core burn rate of approximately $85,000. These funds are used primarily for the Company's operating expenses. Additional funds will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide, to market. We currently have several protocols in place for future studies as funding dictates. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company. We seek to begin a multi-centered pivotal human clinical trial while we are working on securing a licensing agreement for Nemifitide. Our only long-term debt consists of an aggregate of $1,800,000 convertible note payable to the former holders of our Series D Preferred securities in April 2009.


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2004. The Company raised over $4,000,000 in equity throughout the Bankruptcy process and had significant expenses directly and indirectly relating to the Bankruptcy from April 2003 to November 2004. A significant portion of the proceeds from the Company's private placement of securities which closed on November 23, 2004 was committed to general and administrative overhead and completing the preclinical studies requested by the FDA.

For the past four years, the Company has sold a portion of its tax losses through the New Jersey Development Program sponsored by the State of New Jersey. The program generated a net check to the Company in 2003 in excess of $200,000, it generated a check of over $400,000 in December of 2004, and an additional $315,000 in December 2005. In 2006, due to the elimination of Innapharma and thus the loss of its tax credits, we only received $5,000 as part of the program. The company filed its application to sell the Company's state tax losses in June and was denied by the state. Additionally, the Company was unsuccessful in its appeal of the state's decision. We plan to apply to the program again next year.

As of the date hereof, the Company has approximately $850,000 cash on hand. The Company believes this amount is sufficient to last us between eight to ten months from the date of this quarterly report. Our current core burn rate is approximately $85,000 per month. Operating expenses, including employee and consultant salaries are the major components of our burn rate. Our current payroll is approximately $32,000 per month. Additionally, our scientific consultants receive approximately $10,000 per month and work on a part-time basis. Our rent expense is currently $6,300 per month. Director and officer insurance and product liability insurance cost approximately $12,000 per month. This cost has increased by approximately $5,000 per month since we began trading on the OTC Bulleting Board. Also included in the burn rate are car allowances, telephone and internet access, general corporate expenses, outsourced accounting and legal fees, and office supplies.

Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as potentially the continuing sales of our state tax losses through the New Jersey Development Plan. We have a successful track record in raising funds, having completed 13 private financings since 1994, through which we raised over $75,000,000.

Our only debt consists of an aggregate of $1,800,000 convertible notes payable to the former holders of our Series D Preferred securities in April 2009.

In August 2007 we signed an agreement with Equity Source Partners LLC, engaging them to aid us in its fund raising efforts by introducing us to institutional investors, funds, and wealthy individuals. The Company did not pay Equity Source Partners LLC any upfront fees. Equity Source Partners LLC is located on Long Island and has a long and successful track record of raising capital for companies of comparable size.


THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AS COMPARED TO THE PERIOD OF THE NINE MONTHS ENDED SEPTMEMBER 30, 2006
--------------------------------------------------------------------------------

REVENUE - The Company had no revenue from any source for the nine months ending September 30, 2007 and 2006.

RESEARCH AND DEVELOPMENT - Research and development costs decreased from $38,338 to $15,692 for the nine months ending September 30, 2007 as compared to the same nine months of 2006. No studies have been performed during 2007 thus there have only been incidental expenses.

COMPENSATION   EXPENSE  -  Compensation  expense  decreased  to  1,416,821  from
1,658,694 in 2007, as compared to 2006. This was a result of more options having been granted in 2006.

TRAVEL EXPENSE - Travel expense remained approximately the same for the first nine months ending September 30, 2007, as compared to the same period in 2006.

PROFESSIONAL FEES - Professional fees decreased to $100,756 for the nine months ending September 30, 2007, as compared to $142,987 for the same period of 2006. This was mainly attributed to a decrease in legal and accounting fees once the Company's registration statement on Form SB-2 , filed with the

Commission on June 13, 2006, became effective as well as the increased work performed by in house staff.

INSURANCE EXPENSE - Insurance costs decreased from $102,113 for the nine months ending September 30, 2006 to $71,716 for the nine months ending September 30, 2007, due to a decrease in the Company's product liability costs. Because no human beings received Nemifitide during 2006 the product liability premium decreased substantially for 2007.

CONSULTING FEES - Consulting expenses increased to $1,057,205 for the nine months ending September 30, 2007 as compared to $209,358 for the same period of 2006. This increase was a result of warrants issued to several new consultants which the Company retained as well as the issuance of options to existing consultants in the third quarter of 2007. Warrants and options were valued using the Black Scholes method.

GENERAL AND ADMINISTRATIVE FEES -General and administrative expenses increased to $1,328,133 for the nine months ending September 30, 2007, as compared to $200,737 for the same period in 2006. This was the result of the option grants in August 2007 to all officers, directors and employees of the Company. Each director was granted 225,000 options exercisable at $1.00 per share, expiring 10 years from issuance for their services on the Company's Board. These options were valued using the Black Scholes method. In addition, printing and reproduction costs increased substantially as a result of our being required to submit edgarized reports to the Commission.

RENT AND OCCUPANCY - Rent and occupancy expenses decreased to $70,879 for the nine months ended September 30, 2007, as compared to $80,057 for the same period of 2006. This was the result of the decreased rent upon the company moving its primary offices into new space in its previous building. The company will now save approximately $4,000 per month vs. the previous rent.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 8-K INCLUDES FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING LANGUAGE SUCH AS "WILL LIKELY RESULT", "MAY", "ARE EXPECTED TO", "IS ANTICIPATED", "ESTIMATE", "BELIEVES", "PROJECTED", OR SIMILAR WORDS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS RISKS, INCLUDING, WITHOUT LIMITATION, THE DEPENDENCE ON A SINGLE LINE OF BUSINESS; THE FAILURE TO CLOSE PROPOSED FINANCING; RAPID TECHNOLOGICAL CHANGE; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; THE POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; THE LOSS OF A MAJOR CUSTOMER; AND THE POTENTIAL VOLATILITY OF THE COMPANY'S COMMON STOCK.


ITEM 3(a)T  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 8-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of

1933 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the co-Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reports.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of September 30, 2007, there were no claims asserted or threatened against the Company.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.



ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

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

                                             TETRAGENEX PHARMACEUTICALS, INC.

November 14, 2007                            /s/ Martin Schacker
                                             -----------------------------------
                                             Martin Schacker
                                             Co-Chief Executive Officer


November 14, 2007                            /s/ Neil Martucci
                                             -----------------------------------
                                             Neil Martucci
                                             Chief Financial Officer