Form 10KSB
period 2007-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-05-14
CIK 1362659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________

                         COMMISSION FILE NO. 333-134987

                        TETRAGENEX PHARMACEUTICALS, INC.

                 (Name of Small Business Issuer in its Charter)

           DELAWARE                           0-2834                22-3781895
-------------------------------   ----------------------------  ----------------
(State or other jurisdiction of   (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)     Classification Code Number)       I.D No.)

                            1 MAYNARD DRIVE SUITE 105
                          PARK RIDGE, NEW JERSEY 07656
                    (Address of Principal Executive Offices)
--------------------------------------------------------------------------------

                                 (201) 505-1300
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [__]

Check whether the  registrant  (1) filed all reports  required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ _ ] Yes [ X ] No

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 13, 2008, based on the closing price of the Over-The-Counter Bulletin Board of $0.55 per share was $7,150,000.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on May 10, 2008: 15,926,126.

Documents Incorporated by Reference: NONE
Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.      BUSINESS.....................................................1
     ITEM 2.      DESCRIPTION OF PROPERTY.....................................15
     ITEM 3.      LEGAL PROCEEDINGS...........................................15
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15

PART II

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....16
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION OR PLAN OF OPERATIONS.............................16
     ITEM 7.      FINANCIAL STATEMENTS........................................23
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................24
     ITEM 8A.     CONTROLS AND PROCEDURES.....................................24
     ITEM 8B.     OTHER INFORMATION...........................................24

PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                  EXCHANGE ACT................................................25
     ITEM 10.     EXECUTIVE COMPENSATION......................................28
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................32
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............36
     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K............................36
     ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES......................37

SIGNATURES....................................................................38

                                     PART I

ITEM 1. BUSINESS



GENERAL

Tetragenex Pharmaceuticals, Inc. is headquartered in Park Ridge, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. ("Innapharma"). Innapharma was founded in 1989 in the State of Delaware as a biopharmaceutical company to discover, develop and commercialize proprietary pharmaceutical products that would treat serious diseases for which current therapies are inadequate.

In light of the results of a certain dog study and the difficult financial market conditions at the time, which had hampered our fund-raising efforts, on April 15, 2003, Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code. At or about the time of the filing, we took measures to drastically reduce our monthly overhead and other costs, which included terminating non-essential employees, rehiring some employees as consultants, and deferring salaries of all remaining employees. We closed our Florida office that year but continue to maintain our headquarters in Park Ridge, New Jersey, with a small satellite office in Melville, New York.

From the filing of the bankruptcy to November 2004, we filed a plan, negotiated settlements with both the creditor's committee and the preferred shareholders and got our plan of reorganization confirmed in Bankruptcy Court in the Eastern District with an effective date of November 26, 2004.

Effective November 24, 2004, Innapharma merged with and into us pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Innapharma was merged with and into us upon confirmation of Innapharma's proposed Plan of Reorganization as filed with the United States Bankruptcy Court for the Eastern District of New York on February 19, 2004 (the "Merger"). As a result of the Merger, the outstanding shares of capital stock of Innapharma were converted or canceled in the manner provided by the Merger Agreement, which generally provided for a conversion of four shares of common stock of Innapharma into one share of our common stock and reciprocal terms for the conversion of securities exercisable for common stock of each company, the separate corporate existence of Innapharma ceased, and we continued as the surviving corporation in the Merger.

Although we have several product candidates in different stages of development for the treatment of various categories of disease, our major focus is on our lead antidepressant compound, Nemifitide. In double blind, placebo-controlled clinical trials, Nemifitide has shown a rapid and robust onset of action after 10-14 days of treatment (10-15 subcutaneous injections) with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.

We have conducted extensive testing of Nemifitide in both animals (preclinical) and human (clinical) studies over the last ten years. Early preclinical animal studies demonstrated the powerful potential of Nemifitide as a treatment for human patients suffering from depression. These preclinical results have been supported by the clinical studies that we have conducted in over 500 subjects in which Nemifitide were administered to over 400 subjects. In January 2003, we were conducting Phase 2 clinical trials (studies in depressed patients), in order to demonstrate proof-of-principle in patients. At that time, results of a 3-month toxicology study performed by Huntingdon Life Sciences, Inc. ("Huntingdon") wherein dogs, in accordance with the requirements of the Food & Drug Administration (the "FDA"), were given extremely high daily doses of Nemifitide over a 3-month period (the "Dog

Study"), became available. After three months, a customary sacrifice of certain dogs was performed. This study found brain and muscle lesions in the dogs. We notified the FDA and all human clinical trials were placed on hold by the FDA. We then engaged a panel of leading scientists in the field of neurotoxicology, neuropathology and regulatory affairs to evaluate all of the data and to address the feasibility of resolving the clinical hold. Following a recommendation from the FDA, our scientific team implemented two additional animal studies consisting of one primate study and one dog study. The independent expert panel thought that these studies would generate appropriate data for the FDA to address and remove the clinical hold. These studies are now completed. In the new dog study with a more sophisticated evaluation of the target organs, there was less toxicity observed than with the previous study with an improved risk-benefit safety profile. The primate study, with similar sophisticated evaluation, did not show any treatment-related toxicity due to Nemifitide at any of the doses investigated, which would suggest species specificity to the dog. The FDA confirmed on March 29, 2006, that they had completed their review our complete response to the clinical hold and that the clinical hold had been lifted. This permits us to re-enter human clinical trials.

FINANCIAL CONDITION

As of the date of the filing, we currently have approximately $275,000 in liquid funds available to us. Our current core burn rate is approximately $40,000 per month. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as the potential sale of our state tax losses through the New Jersey Development Plan. Our only long term debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities in April 2009.

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

ANTIDEPRESSANT DEVELOPMENT PROGRAM ("CNS")

DEPRESSION

The Diagnostic and Statistical Manual of Mental Disorders (Fourth Edition) defines depression as a common psychobiological disorder that manifests itself through symptoms such as a pervasive low mood and loss of ability to enjoy usual activities, a change in weight, a change in appetite and/or sleep activity, a decrease in energy, a feeling of worthlessness or guilt, difficulty in thinking or making decisions, and/or recurring thoughts of death or suicide. Recent studies conducted by the World Health Organization ("WHO"), indicate that up to 20% of the world's population will suffer from severe depression at one point in their lifetime of sufficient degree to require medical and/or psychotherapeutic intervention. According to the National Depressive and Manic Depressive
Association, it is estimated that more than 22,000,000 American adults suffer from depression and result in approximately 30,000 suicides annually.

The United States government estimates that depression costs approximately $17 billion in lost work days each year.

Both the WHO and the National Institutes of Mental Health ("NIMH") recognize that depression is a major global health problem and they have encouraged increasing resources to be devoted to improving currently available treatments, as only about 20% to 30% of patients with major depressive disorder are appropriately diagnosed and adequately treated. The United States Preventative Task Force, a group sponsored by an office of the United States Department of Health and Human Services, has recommended that physicians formally screen patients for depression during routine physical examinations and establish appropriate systems to ensure treatment and follow-up.

ANTIDEPRESSANT MARKET

According to the WHO, an estimated 121 million people around the world suffer from a depressive disorder for which they require treatment. More women than men suffer from depression. It is estimated that 5.8% of all men and 9.5% of all women will suffer from a depressive disorder in any given year. Many people will be afflicted by a depressive disorder at some point in their lives. The WHO projects that 17% of all men and women will suffer from a depressive disorder at some point in their lives. Depression is a major health problem and the WHO predicts that by 2020 depression will be the second largest cause of the global health burden. Major depressive disorder accounts for 4.4 percent of the total overall global disease burden, a contribution similar to that of ischemic heart disease or diarrheal diseases.

Over the next five years, generic forms of nearly all the leading branded antidepressants will emerge. As a result of patent expiries, Research and Markets Magazine expect the value of the U.S. antidepressant market to decline by 2.1% per year between 2004 and 2009.

According to LeadDiscovery Ltd., the antidepressant market is set to undergo a period of rapid change as seven out of the eight leading brands suffer US patent expiries by 2008. With only a handful of new products anticipated to replace these blockbuster products, the market is expected to decrease by 21.5% to $13.5 billion by 2011, as physicians are encouraged to utilize cheaper generics. Brand players must look towards maximizing revenues through product differentiation and innovative lifecycle strategies.

According to the Journal of Clinical Psychiatry (J.F. Greden), treatment is often challenging; an estimated 20%-40% of patients do not benefit sufficiently from existing antidepressant interventions including trials of medication and psychotherapy. Because of the clinical profile of Nemifitide which shows rapid onset of action, minimal side effects, maintenance of efficacy of 2-4 months following initial dosing period, and level of response in serious depressive disorder, the Company feels that it will have rapid entry into this market.

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

We continue to synthesize, test and add peptides to our platform. To date, we have evaluated more than 200 of these compounds, and our efforts are ongoing. This work has already identified several drug candidates that show even greater activity in preclinical testing than did Nemifitide, and these compounds have been designated as second-generation drugs. We have been granted patents that cover our extensive library of peptides and we will continue to seek additional patent protection as new peptides are developed.

OVERVIEW OF NEMIFITIDE

In April 2003 the FDA informed us that they were placing Nemifitide on clinical hold due to brain and muscle lesions found during a routine 3-month dog study. We completed additional canine and monkey studies which prompted the FDA to remove the clinical hold. The clinical hold may hinder our ability to obtain a licensing agreement with a pharmaceutical company as well as attract additional investment into the company. To date we have seen no evidence of similar problems in the 400 humans who have received Nemifitide. We believe Nemifitide has shown several advantages over the drugs currently marketed to treat depression. These advantages include:

RAPID ONSET OF ACTION AND SYMPTOMATIC RELIEF

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

MANY PATIENTS EXPERIENCE COMPLETE SYMPTOMATIC RELIEF

Many patients who respond to Nemifitide enter into remission from their depression.

FREEDOM FROM REGULAR DAILY TREATMENT

Nemifitide is administered via ten subcutaneous injections on average over a two to three-week period and has a long duration of effective action (approximately 4 months). This allows for intermittent clinical treatment versus regular daily treatment required with existing medications.

MINIMAL SIDE EFFECTS IN PHASE 1 AND 2 STUDIES

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

LITTLE OR NO POTENTIAL FOR ADVERSE INTERACTIONS WITH OTHER DRUGS

Based on in vitro (in test tubes) studies conducted to date, Nemifitide is not expected to show significant drug-drug interaction in human beings. This is especially beneficial in the treatment of geriatric depression or other patients who take multiple medications.

POTENTIAL FOR ALTERNATIVE FORMS OF ADMINISTRATION

Evidence from a Phase 1 clinical study indicates that Nemifitide may be administered through needle less injection devices. We intend to explore other forms of delivery, such as transdermal patch (through the skin by way of a patch), intranasal spray and other methods of administration.

POTENTIAL TO TREAT OTHER CNS DISORDERS

In addition to treating major depressive disorder, preclinical animal data with Nemifitide and other peptide analogs demonstrated the potential for treating anxiety disorders. We intend to pursue other CNS indications as well.

TREATMENT OF SEVERELY REFRACTORY PATIENTS

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

CLINICAL AND PRECLINICAL DEVELOPMENT PROGRAMS

CLINICAL TRIALS - NEMIFITIDE

Our clinical trial program has been designed to produce information about the efficacy and safety of Nemifitide. Patients who desired to participate in our trials were first screened by trained physicians and determined to be eligible. Many eligibility criteria were evaluated during the screening, with an emphasis on the degree of depression, as measured by standardized tests, and the appropriate depressive diagnosis, as determined by the screening physicians. Those patients found to be suffering from major depressive disorders and who met standard, well-defined inclusion and exclusion criteria were included in our studies.

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

The data from our first two blinded studies provided evidence indicating that Nemifitide is an active antidepressant that is safe and well tolerated in human patients. The data from the two blinded studies gave us information regarding the optimal doses and treatment regimen (i.e., daily doses, alternate day dosing, 10 doses, 15 doses, etc.), as well as demonstrating a dose response. Since the FDA recently lifted the clinical hold imposed on our research, we may proceed with expansion of our Phase 2/Phase 3 pivotal clinical programs required for FDA approval during the course of the year 2008. In our most recent blinded study, one treatment group received ten doses of 30 mg of Nemifitide, the second treatment group received ten doses of 45 mg of Nemifitide and the third group received ten doses of matching placebo over a two-week period. There were 78 patients in the study (approximately 26 patients per treatment group). Patients receiving Nemifitide did significantly better than patients receiving placebo. A dose-response was observed, as well, with the 45 mg patients responding better than the 30 mg patients. In addition, further data analysis revealed that the more depressed a patient was upon entering the study, the stronger their response.

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

CLINICAL TRIALS-REFRACTORY DEPRESSION

Our second open-label trial was conducted in a patient population with severe refractory depression, who had not responded to available antidepressant therapy. Refractory patients make up 5% to 10% of the total depressed patient population. Management believes that any medication that would help this population would be of great clinical utility and would become the treatment of choice almost immediately. In this 25 patient study there was a significant improvement in 11 of the patients, representing a 44% response rate. As a result of this positive data, we plan to expand our late Phase 2 and 3 programs and to include a placebo-controlled study in refractory depression. Management estimates that the projected date of submission of the New Drug Application for Nemifitide to the FDA is the year 2009/2010.

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

We have the following other product candidates currently in preclinical stages:

NEW CENTRAL NERVOUS SYSTEM ACTIVE PEPTIDES

We currently have under development a large number of central nervous systems active peptides that the Company believes may have clinical utility. Two of these compounds, INN 01134 and INN 00955, are shown to be more active in preclinical models than Nemifitide. INN 01134 is a pharmacologically active metabolite of Nemifitide. It is our goal to pursue the development of these compounds as second-generation medications for the treatment of depression, anxiety and other major psychiatric disorders. Depression is a heterogeneous disorder and as a result patients often respond very differently to psychotropic drugs (drugs that are active in psychiatric disorders) that even have a similar mechanism of action. Physicians are aware of this possibility and commonly utilize several drugs of a given class when treating individual patients. The availability of alternate therapeutics related to Nemifitide would therefore greatly improve the likelihood of central nervous system peptides becoming the treatment of choice among physicians.

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

CHEMICALLY-MODIFIED TETRACYCLINE-BASED COMPOUNDS

Tetracyclines belong to a family of naturally occurring antibiotics that have been demonstrated to be potent inhibitors of matrix metalloproteinases (enzymes which are key in the promotion of many human disorders). We are currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast,) and antibiotic-resistant bacterial infections.

A project is currently underway to synthesize and evaluate new chemically modified tetracycline molecules for the treatment of cancer and antibiotic-resistant bacterial infections. To date, 100 new compounds have been synthesized by our company, and many more will be available in the near future.

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

Further to our initial patent, we sequentially filed three continuation-in-part ("CIP") applications that have also been issued as United States patents. We filed a first CIP application in 1995 to cover additional peptide-based compounds and issued as United States Patent No. 5,767,083 on June 16, 1998. We filed a second CIP application in 1997 to cover additional new peptide derivatives and issued as United States Patent No. 6,093,797 on July 25, 2000. We filed a third CIP application in 2002 to cover the use of the compounds in treating additional neurological and psychiatric disorders and new routes of administration for our compounds and issued as U.S. Patent No. 6,767,897 on July 27, 2004.

CORE PROGRAM IN TETRACYCLINE DERIVATIVE THERAPEUTICS

We currently has two pending patent applications in the United States and ten pending patent applications abroad, which relate to its core program in tetracycline derivative therapeutics. The U.S. and non-US applications are directed toward compositions and/or methods for treating cancer and microbial infections.

NON-CORE PROGRAMS

We currently hold four issued United States patents and one pending Canadian patent application that do not relate to our core programs. We are not currently pursuing development of the subject matter of these four U.S. patents and the referenced Canadian application.

ANTIDEPRESSANT PEPTIDE PATENT FAMILY STATUS

                       APPLICATION        FILING           RELATED APPLICATION                             PATENT
      COUNTRY              NO.             DATE                INFORMATION                STATUS            NO.
--------------------- --------------- --------------- ------------------------------ ----------------- ---------------
United States           08/238,089       05/04/94                                    Granted 12/31/96    5,589,460
  1st CIP-US            08/432,651       05/02/95     Continuation-in-part of US     Granted 06/16/98    5,767,083
                                                      08/238,089
  2nd CIP-US            08/962,962       11/04/97     Continuation-in-part of US     Granted 07/25/00    6,093,797
                                                      08/432,651
  3rd CIP-US            10/122,246       04/11/02     Continuation-in-part of US     Granted 07/27/04    6,767,897
                                                      08/962,962
Divisional of 3rd       10/900,026       07/27/04     Divisional of US 10/122,246        Pending
  CIP-US
Patent Cooperation    PCT/US95/05560     05/02/95     Based on US 08/238,089            Completed:
  Treaty (PCT)                                                                           entered
                                                                                      national phase
Patent Cooperation      PCT/US03/        04/10/03     Based on US 10/122,246            Completed:
  Treaty (PCT)            11403                                                          entered
                                                                                      national phase
Australia                2813995         11/04/96     Nat'l Phase of PCT/US95/05560  Granted 08/06/98      685292
Canada                  2,189,145        10/29/96     Nat'l Phase of PCT/US95/05560     Notice of            *
                                                                                        Allowance
                                                                                      issued October
                                                                                     22, 2007. Issue
                                                                                         fee paid;
                                                                                      awaiting grant
                                                                                       of patent.*
China (PRC)           CN 95193885.1      12/26/96     Nat'l Phase of PCT/US95/05560  Granted 05/19/04    CN1150028C
European Patent        95 92 3659.7      11/04/96     Regional Phase of              Granted 01/21/04    EP0759772
  Convention                                          PCT/US95/05560                   Validated in
                                                                                     AT, BE, CH, DE,
                                                                                     DK, ES, FR, GB,
                                                                                     IE, IT, LI, LX,
                                                                                     MN, NL, PT, and
                                                                                            SE
European Patent           03 72          04/10/03     Regional Phase of                  Pending
  Convention           4013.2-2404                    PCT/US03/11403
Finland                 FI 964363        11/04/96     Nat'l Phase of PCT/US95/05560      Pending
India                   198CAL2001       04/04/01     Priority to US 08/432,651      Granted 12/06/03      191479
                                                      (Divisional of 786CAL96)
India                   237CAL2001       04/20/01     Priority to US 08/432,651          Pending
                                                      (Divisional of 786CAL96)


                       APPLICATION        FILING           RELATED APPLICATION                             PATENT
      COUNTRY              NO.             DATE                INFORMATION                STATUS            NO.
--------------------- --------------- --------------- ------------------------------ ----------------- ---------------
India                   483CAL2002       08/16/02     Divisional of 198CAL2001       Pending - agent         *
                                                                                     reported Patent
                                                                                          Office
                                                                                      indication of
                                                                                       allowability
                                                                                      June 2007. The
                                                                                        formalities
                                                                                       required for
                                                                                        grant are
                                                                                        currently
                                                                                      taking place.*
Indonesia               P-9526222        12/08/95     Based on US 08/432,651             Pending
Indonesia             P-00200500377      07/11/05     Divisional of Indonesian           Pending
                                                      Application No. P-9526222
                                                      (Priority to US 08/432,651)
Japan                  529076/1995       11/05/95     Nat'l Phase of PCT/US95/05560  Granted 11/17/06     3878983
Malaysia                PI 9503240       10/27/95     Based on PCT/US95/05560        Granted 02/28/02    MYI13407 A
Malaysia               PI 20031342       04/10/03     Based on US 10/122,246             Pending
Norway                   P964561         11/04/96     Nat'l Phase of PCT/US95/05560  Granted 01/03/05      317919
Russia                  96 123 269       12/04/96     Nat'l Phase of PCT/US95/05560  Granted 08/28/01    2,182,910
Taiwan (ROC)             84111543        11/01/95     Based on PCT/US95/05560        Granted 10/11/02      167954
Taiwan (ROC)             92108419        04/11/03     Based on US 10/122,246         Granted 03/11/07     I 275398


DERMATOLOGICAL USE OF PEPTIDES PATENT FAMILY


                       APPLICATION        FILING           RELATED APPLICATION                             PATENT
      COUNTRY              NO.             DATE                INFORMATION                STATUS            NO.
--------------------- --------------- --------------- ------------------------------ ----------------- ---------------
Patent Cooperation      PCT/US2007/      05/12/07     Earliest priority claimed is to    Pending
  Treaty (PCT)             068827                     60/801,128 filed 05/17/06
United States            11/747,762      05/11/07     Priority claimed to: 60/801,128    Pending
                                                      filed 05/17/06; 60/825,070 filed
                                                      09/08/06; and 60/825,077 filed
                                                      09/08/06, and CIP of 10/900,026
United States            11/747,748      05/11/07     Priority claimed to: 60/825,070    Pending
                                                      filed 09/08/06; and 60/801,128
                                                      filed 05/17/06

TETRACYCLINE DERIVATIVES PATENT FAMILY STATUS


                       APPLICATION        FILING           RELATED APPLICATION                             PATENT
      COUNTRY              NO.             DATE                INFORMATION                STATUS            NO.
--------------------- --------------- --------------- ------------------------------ ----------------- ---------------
United States                10/264,454       10/04/02    Priority to US                 Patented          7,214,669
                                                          60/327,502                                          B2
United States                11/673,589       02/11/07    Divisional of US                Pending
                                                          10/264,454
United States                11/679,744       02/22/07    Divisional of US                Pending
                                                          10/264,454
Patent Cooperation         PCT/US02/31730     10/04/02    Priority to US            Completed: entered
  Treaty (PCT)                                            60/327,502                  national phases
Australia                    2002341970       04/01/04    Nat'l Phase of                  Pending
                                                          PCT/US02/31730
Canada                       2,462,572        10/04/02    Priority to US                  Pending
                                                          60/327,502
China (PRC)                200610099226.7     07/21/06    Divisional of                   Pending
                                                          02819722.4 (Nat'l
                                                          Phase of
                                                          PCT/US02/31730), now
                                                          abandoned.
European Patent              02776131.1       04/23/04    Regional Phase of               Pending
  Convention                                              PCT/US02/31730
European Patent              07117753.9       10/02/07    Divisional of                   Pending
  Convention                                              02776131.1
Hong Kong                    07109104.7       08/21/07    HK extension of China           Pending
                                                          (PRC) application no.
                                                          200610099226.7
Indonesia                  W -00200400639     04/06/04    Nat'l Phase of                  Pending
                                                          PCT/US02/31730
Japan                       2003-533853       04/05/04    Nat'l Phase of                  Pending
                                                          PCT/US02/31730
Malaysia                    PI 20023717       10/04/02    Priority to US              Pending - Clear          *
                                                          60/327,502                 Report (notice of
                                                                                    allowance) issued
                                                                                    08/10/07. Issue
                                                                                    fee has been paid;
                                                                                     awaiting grant.*
Malaysia                    PI 20070863       05/31/07    Divisional of PI                Pending
                                              (design.    20023717
                                              10/04/02)
Norway                       2004-1272        03/26/04    Nat'l Phase of                  Pending
                                                          PCT/US02/31730
Russian Federation           2004109986       03/29/04    Nat'l Phase of                  Patented          RU 2 300
                                                          PCT/US02/31730                                    380 C2
Taiwan                        91123025        10/04/02    Priority to US                  Pending
                                                          60/327,502

NON-CORE PROGRAMS PATENT STATUS

                                                        RELATED
                         APPLICATION     FILING       APPLICATION
        COUNTRY              NO.          DATE        INFORMATION         STATUS     PATENT NO.          TITLE
----------------------- ------------- ----------- ------------------- ------------- ------------ --------------------
United States             08/424,866    04/18/95                         Granted      5,721,207   Method for
                                                                         02/24/98                 treatment of pain
United States             08/531,525    09/21/95                         Granted      5,840,683   Peptides
                                                                         11/24/98                 inhibiting the
                                                                                                  oncogenic action
                                                                                                  of P21 RAS
United States             08/718,270    09/20/96   Priority to US        Granted      5,910,478   Peptidomimetics
                                                   60/004,091 filed      06/08/99                 inhibiting the
                                                   09/21/95                                       oncogenic action
                                                                                                  of P21 RAS
United States             08/807,473    02/27/97   Priority to           Granted      5,990,172   Peptidomimetics
                                                   60/012,396 filed      11/23/99                 for the treatment
                                                   02/28/96                                       of HIV infection
Canada                    2,232,750     09/20/96   Nat'l Phase of        Pending                  Peptides and
                                                   PCT/US96/15098                                 peptidomimetics
                                                   filed 09/20/96                                 inhibiting the
                                                                                                  oncogenic action
                                                                                                  of P21 RAS

EMPLOYEES AND CONSULTANTS

As of April 30, 2008, we had a workforce of 12, seven full-time employees and five part-time scientific consultants, six of whom hold Ph.D. or M.D. degrees, or both, and three of whom hold other advanced degrees. Of our total employee and consultant workforce, eight are engaged in research and development, five are engaged in business development and finance and two are engaged in administration and support capacities. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

FACILITIES

We lease approximately 2,300 square feet of office space at 1 Maynard Drive, Suite 105, Park Ridge, New Jersey, under a lease terminating in March 2012. We also have office space at 200 Broad Hollow Road, Melville, New York, but incur no rental expense from these premises. Management believes our existing facilities are adequate to meet our requirements through the year 2007. On March 1, 2007 the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The lease commenced on March 1, 2007 and expires on March 1, 2012 and requires monthly base rental payments of $6,300 plus certain annual escalation.

The approximate aggregate minimum rental commitments on these leases are as follows:

YEAR ENDING DECEMBER 31,
2008                                $  75,600
2009                                   75,600
2010                                   75,600
2011                                   75,600
2012                                   22,000
                                    $  32,400

Our rental expense was $91,670 and $132, for the years ended December 31, 2007 and 2006, respectively.

ITEM 2. DESCRIPTION OF PROPERTY

Effective March 1, 2007 we entered into a new lease to rent approximately 2,300 square feet in our current multi-tenant building in Park Ridge, New Jersey. The lease extends for five years with a monthly rent of approximately $6,300. We believe this space should be adequate for our needs for the duration of our lease. We also maintains a small satellite office in Melville, New York but do not incur any rental expense.

ITEM 3. LEGAL PROCEEDINGS

HISTORIC LEGAL EVENTS

Due to the clinical hold being placed on our lead compound, Nemifitide which increased our expenditures and eliminated our ability to raise additional funds, we filed for protection under Chapter 11 of the bankruptcy code in the Eastern District of Long Island on April 15, 2003. During the bankruptcy process we reached an agreement with our creditors which allowed us to satisfy our obligations with two distributions totaling approximately 57% of the amount owed. We brought suit against two entities in bankruptcy court. The first being Huntington Life Sciences in reference to the studies performed. The suit was settled out of court. Secondly, we brought a lawsuit against our lead class D preferred shareholder KBC Securities and a countersuit was brought against us. The case was eventually settled through the bankruptcy court. In May 2004, the company entered into an agreement with the holders of the 725 shares of Class D preferred stock to eliminate the class D preferred shares in exchange for cash payments of $600,000 on the effective date of the bankruptcy and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004 three of the entities that comprise the preferred D shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,967.60 was converted into 179,960 shares of Tetragenex common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note plus accrued interest was converted into 679,912 shares of common stock. An aggregate of 1,066,722 shares of common stock was issued to the former note holders and approximately $1,800,000 plus interest is due in May 2009. The long-term note due to the former Preferred D holders is secured by the patents of the company. Our third and final plan of reorganization was affirmed by the court and on November 23, 2004 we emerged from bankruptcy as Tetragenex Pharmaceuticals, Inc. Having previously filed for bankruptcy may hinder our ability to obtain future financing or obtain credit with a lender of our vendors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fiscal year 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Shares of our common stock are currently quoted on the bulletin board under the symbol "TTRX."

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Below is the market information pertaining to the range of the high and low bid quotations of our common stock for each quarter since year 2006. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                              PERIOD                     LOW           HIGH
------------------------------------------------------------------ -------------
2007
Fourth Quarter                                       $       0.20  $       0.51
Third Quarter                                        $       0.35  $       1.40
Second Quarter                                       $       1.25  $       1.52
First Quarter                                        $         NA  $
2006
Fourth Quarter                                       $         NA  $         NA
Third Quarter                                        $         NA  $         NA
Second Quarter                                       $         NA  $         NA
First Quarter                                        $         NA  $         NA

HOLDERS

On APRIL 28,2008 there were 762 holders of record of our common stock.

DIVIDENDS

No cash dividend was declared in 2006 or in 2007 through the date of this Annual Report.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

OVERVIEW

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. We are the successor company to Innapharma through a reverse merger, which was completed upon Innapharma's emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and has insignificant operating revenues to date.

OPERATING HISTORY: PLAN OF OPERATION

We are currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of our flagship antidepressant compound was put on clinical hold by the Food and Drug Administration (the "FDA") as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked us to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. We completed a subsequent a dog study and a primate study to address the concerns of the FDA. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. In our preclinical development plans, we will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. We currently have three GMP manufacturers synthesizing our compound, all of whom are located in Europe. We believe that we have sufficient Nemifitide bulk to meet our requirements for the foreseeable future. We intend to either license Nemifitide out for the final stage of development or raise additional capital and continue the Phase 2/3 development of Nemifitide. We had designed a protocol which we believe, if positive, would satisfy one of the two required pivotal trials by the FDA for drug approval. We are currently trying to secure the necessary financing to undertake a Phase 2/3 study of Nemifitide. We estimate the study to cost approximately $2,500,000 million.

We are currently also developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast) and antibiotic-resistant bacterial infections.

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

In addition to the in-house development program, we intend to research and acquire existing compounds and replatform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

Our most recent financing was completed in May 2006 at which time we raised approximately $700,000 at $1.30 per share. Our core burn rate had been approximately $80,000 a month. In mid 2007 we sought to reduce costs and were able to lower our burn rate to slightly over $60,000 per month. The fundraising market for small company's has been extremely limited in recent times and despite seeking additional financings, to date we have been unable to secure the necessary funds. In March 2008 we further slashed costs and are now operating with a core burn rate of slightly over $40,000 per month. Our current cash on hand of $275,000 is adequate operating capital for approximately five to six. We will continue to explore every possible avenue to raise additional funds to allow us to continue to operate and move our lead compound forward through the development process.

The Company has excellent patent protection in all the significant worldwide markets. Additionally the company has patented all of the surrounding peptides to Nemifitide as well.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Innapharma successfully emerged from bankruptcy and merged with its subsidiary, Tetragenex, in November 2004. The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the proceeds from its Private Placement was committed to general and administrative overhead and implementing the preclinical studies requested by the FDA for removal of the clinical hold

The Company successfully converted close to 30% of the debt that remained from the bankruptcy back into equity. The Company currently has approximately $1.8 million in long-term debt due in April 2009. The Company successfully paid the $430,000 in short-term debt that had become due in November 2005.

For the past four years the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the company in 2003 in excess of $200,000; it generated a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006 due to the elimination of Innapharma we only received $5,000 as part of the program, however going forward we will be applying for Tetragenex' tax losses. Unfortunately, due to a change in the focus of approved companies, the company's application for tax loss sale was declined in the year 2007. We will continue to attempt to take part in this program in the future.

As of the date of this filing, we currently have approximately $275,000 million in liquid funds available to us. We believe this is sufficient to last us between 5 and 6 months from the date of filing. Our current core burn rate is approximately $40,000 per month.

Our only debt consists of the $1.8 million convertible note payable to the former holders of our Preferred D securities due in April 2009.

THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE PERIOD OF THE YEAR-END DECEMBER 31, 2006.

REVENUE-We had no revenue from any source during fiscal years 2006 and 2007.

RESEARCH AND DEVELOPMENT-Our R&D costs decreased to $22,000 from $41,000 during fiscal year 2007 as compared to 2006. During 2007 no additional studies were performed as the protocols for the upcoming study were being designed.

COMPENSATION EXPENSE- Our compensation expense decreased to $1.59 million in 2007 as compared to $1.8 million in 2006. This is the result of the passing of Dr. Feighner in 2006 along with a reduction in the value of options grants in 2007 as compared to 2006, which were valued and expensed using the black scholes method.

PROFESSIONAL FEES- Professional fees decreased to $133,000 in 2007 as compared to $165,000 in 2006. This was mainly attributed to a reduction in legal fees in 2007 as a result of our not having undertaken any financings and more work having been completed in-house.

CONSULTING FEES- Consulting expenses increased to $1.1 million in 2007 as compared to $333,000 in 2006. This was largely attributable to the warrants issued to Dr. Stephen Stahl for (i) agreeing to Chair the company's Scientific Advisory Board and (ii) becoming our Chief Scientific Consultant. In addition warrants were issued to the new members of our Scientific Advisory Board as well as several other scientific consultants who are assisting with our licensing efforts.

DIRECTORS FEES- Directors fees increased to $1.1 million as compared to $96,000 in 2006. This increase was attributable soley to the issuance of options to all Directors. The options were valued using the black scholes method.

PRINTING AND REPRODUCTION- Printing and reproduction expenses increased to $56,000 in 2007 as compared to $8,000 in 2006. This was attributable to costs associated with filing of periodic and annual reports with the Securities and Exchange Commission.

LEGAL CONTINGENCY

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. On December 31, 2007, there are no outstanding legal proceedings, nor are there any reserves established.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008 we have approximately $275,000 in cash and have a core burn rate of approximately $40,000 per month. The $275,000 will be used primarily for operations going forward. Additional funds will be needed to fund further studies required by the FDA to bring its lead compound, Nemifide to market. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the New Jersey Development Plan. Our only long-term debt consists of the $1,800,000 convertible note payable to the former holders of our Series D Preferred securities which mature in April 2009.

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

FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses and notes payable. These financial instruments are carried at cost, which unless otherwise disclosed, approximates fair value due to their short maturities.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

PROPERTY AND EQUIPMENT

Our property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally five years. Expenditures for maintenance and repairs are charged to operations at the time the expense is incurred. Expenditures determined to represent additions are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have determined that there was no impairment of long-lived assets in 2006 and 2007 and thus we did not take impairment in those years.

PATENTS

We capitalize our expenditures relating to the filing and maintenance of our patents and amortize such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $399,261 at December 31, 2007. Amortization expense related to patents was
$38,947  and  $34,538  for  the  years  ended   December   31,  2007  and  2006,
respectively.

INCOME TAXES

We account for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statements and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, we are uncertain whether some portion or all of the net deferred tax assets will be realized.

RESEARCH AND DEVELOPMENT

We expend funds on research and development to develop new products or processes, to improve present products, and to discover new knowledge that may be valuable at some future date. Costs incurred for research and development activities are expensed as incurred.

BASIC AND DILUTED LOSS PER COMMON SHARE

We display earnings per share in a dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Outstanding common stock options, warrants, convertible preferred shares and convertible notes payable have not been considered in the computation of diluted earnings per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share are identical.

STOCK-BASED COMPENSATION

On December 16, 2004 immediately following the revised pronouncement 123-R we adopted the provisions of SFAS 123-R retroactively to January 1, 2003. We applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled us to treat employees and others on an equal basis. Had we not adopted 123-R we would have had to calculate employee options differently which management felt would lead to an inconsistency in the reflection of the value of options and warrants. We account for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), ACCOUNTING FOR NON-REFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151." ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is has no noncontrolling interests and thus will not have an impact, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.


FORWARD LOOKING STATEMENTS

INFORMATION BOTH INCLUDED AND INCORPORATED BY REFERENCE IN THIS PROSPECTUS MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND" OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS PROSPECTUS ALSO CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR INDUSTRY AND BUSINESS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISK FACTORS DESCRIBED ABOVE AND ELSEWHERE IN THIS PROSPECTUS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 7. FINANCIAL STATEMENTS

                         TETRAGENEX PHARMACEUTICAL, INC.
                                      INDEX


                                                                            PAGE

Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheet as of December 31, 2007........................................F-2

Statements of Operations for the Years Ended December 31, 2007 and 2006......F-3

Statements of Stockholders' Deficit for the Years Ended December 31, 2007
     and 2006................................................................F-4

Statements  of Cash Flows for the Years Ended  December 31, 2007 and 2006....F-5

Notes to the Financial Statements.........................................F-6-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tetragenex Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Tetragenex Pharmaceuticals, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the periods ended December 31, 2007.Tetragenex Pharmaceuticals, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tetragenex Pharmaceuticals, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the notes to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also disclosed in the notes. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
May 12, 2008

                                 BALANCE SHEET
                             AS OF DECEMBER 31, 2007


ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                   $    527,737
       Prepaid insurance and other current assets                        33,777
                                                                   ------------
                                                                        561,514

Property and equipment, net                                               4,188
Security Deposit                                                         18,958
Patents, net                                                            429,268
                                                                   ------------

                                                                   $  1,013,928
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable and accrued expenses                          1,153,639
       Accrued interest                                                 178,828
                                                                   ------------
                         Total current liabilities                    1,332,467

LONG TERM LIABILITY
       Notes payable                                                  1,882,362
                                                                   ------------
                         Total liabilities                            3,214,829
                                                                   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Class A preferred stock - $.01 par value - 5,000,000
         shares authorized; 0 shares  outstanding -
       Common stock - $.001  par value - 50,000,000  shares
         authorized 15,926,126 shares issued and outstanding             15,926
       Additional paid-in capital                                   101,775,845
       Accumulated deficit                                         (103,992,672)
                                                                   ------------
                         Total stockholders' equity                  (2,200,901)
                                                                   ------------
                                                                   $  1,013,928
                                                                   ============

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                      YEAR ENDED DECEMBER 31,
                                                       2007            2006
                                                    ------------   ------------
REVENUE
           Contract revenue                                   --             --
                                                    ------------   ------------
                                                              --             --
                                                    ------------   ------------

OPERATING EXPENSES
          Research and development                  $     22,154   $     41,068
          Compensation expense                         1,593,610      1,818,029
          Travel                                          83,701         90,507
          General and administrative                   1,405,034        305,059
          Professional fees                              133,203        165,981
          Payroll taxes and employee benefits             81,675         80,920
          Consulting fees                              1,112,810        333,841
          Rent and occupancy                              91,671        120,561
          Depreciation and amortization                   44,406         43,854
                                                    ------------   ------------

LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX BENEFIT     (4,568,264)    (2,999,820)

OTHER INCOME (EXPENSE)
          Interest income                                 46,178         88,053
          Interest expense                               (57,872)       (57,872)
                                                    ------------   ------------

LOSS BEFORE TAX BENEFIT                               (4,579,958)    (2,969,639)
          Sales of tax losses                                -            5,638
                                                    ------------   ------------
Net loss                                            $ (4,579,958)    (2,964,001)
                                                    ============   ============

Basic and diluted net loss per share                $      (0.29)  $      (0.19)
                                                    ============   ============

Weighted average common shares outstanding            15,926,126     15,490,298
                                                    ============   ============

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                            SHARES ISSUED
                                                 AND          ADDITIONAL
                                             OUTSTANDING       PAID-IN         ACCUMULATED
                                             COMMON STOCK      CAPITAL           DEFICIT           TOTAL
                                           -------------    -------------    -------------    -------------
BALANCE, DECEMBER 31, 2005                 $  14,638,038    $  96,501,887    $ (96,448,713)   $      67,812

Issuance of common stock for cash              1,249,138        1,372,245                         1,373,494
Issuance of common stock and options for
  services                                        13,950        1,058,487                         1,058,501
Net loss                                                                        (2,964,001)      (2,964,001)

                                           -------------    -------------    -------------    -------------
BALANCE, DECEMBER 31, 2006                 $  15,901,126    $  98,932,619    $ (99,412,714)   $    (464,194)

Stock issued to correct stock records             25,000              (25)
Issuance of common stock and options for
  services                                                      2,843,251                         2,843,251
Net Loss                                                                        (4,579,958)      (4,579,958)
                                           -------------    -------------    -------------    -------------
BALANCE, DECEMBER 31, 2007                 $  15,926,126    $ 101,775,845    $(103,992,672)   $  (2,200,901)
                                           =============    =============    =============    =============

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                       YEAR ENDED DECEMBER 31,
                                                        2007            2006
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(4,579,958)   $(2,964,001)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
Depreciation and amortization                             44,406         43,854
Stock, option and warrant compensation                 2,843,251      1,097,368

CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid insurance and other current assets               (15,608)        57,403
Accounts payable and accrued expenses                    280,434        132,413
Accrued interest payable                                  57,872         57,872
                                                     -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES               (1,369,603)    (1,575,091)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                       --           (3,485)
Patent costs                                             (68,620)       (63,793)
                                                     -----------    -----------
  NET CASH  USED IN INVESTING ACTIVITIES                 (68,620)       (67,278)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                      --        1,334,627
                                                     -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 --        1,334,627
                                                     -----------    -----------

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                  $(1,438,223)   $  (307,742)
                                                     ===========    ===========

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,965,960      2,273,702
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $   527,737    $ 1,965,960
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes                                         --             --
Cash paid for interest                                      --             --
                                                     ===========    ===========

NON CASH TRANSACTIONS
Stock, options, and warrants issued for
  compensation                                       $ 2,843,251    $ 1,097,368
Stock issued to correct stock records                     20,000           --

                        NOTES TO THE FINANCIAL STATEMENTS


1. THE COMPANY

Tetragenex Pharmaceuticals Inc. ("Tetragenex" or the "Company") was incorporated in 2000 in the State of Delaware while Innapharma, Inc., the Company's predecessor, was incorporated in 1989 also in the State of Delaware. The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma, Inc. merged into its wholly owned subsidiary Tetragenex. As part of the merger all existing shares, options and warrants converted into securities of Tetragenex on a 1-for-4 basis.

Tetragenex is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Innapharma developed and patented a novel platform of pharmaceutical "small chain" peptides that treat depression, anxiety and other central nervous system disorders, which were subsequently assigned to the Company upon the merger. The Company's leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN AND LIQUIDITY

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $4,579,958 and $2,964,001 for years ended December 31, 2007 and 2006 respectively. In addition at December 31, 2007 the company has a working capital deficiency of $770,953, long term debt of $1.8 million and deficiency in stockholder equity of $2,200,901. The Company has less than 5 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company's ability to continue as a going concern. To address the company's immediate cash requirements which are necessary for the Company to continue in business, the board of directors is making investments into a bridge loan to the company. Several other individuals may participate as well. Subsequently the company will commence an offering of its company stock in an effort to raise funds. The Company's low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the company to continue its business will be available to the company on acceptable terms, or at all. The Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical company, could prove extremely lucrative to the company. The company's ability to continue its operations is dependent upon its ability to generate sufficient funds from financing to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts payable and accrued expenses and notes payable. These financial instruments are carried at cost, which unless otherwise disclosed, approximates fair value due to their short maturities.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has determined that there was no impairment of long-lived assets in 2006 and 2007 and thus no impairment loss was taken in those years.

PATENTS

The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $399,261 at December 31, 2007. Amortization expense related to patents was $38,947 and $34,538 for the years ended December 31, 2007 and 2006 respectively.

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

STOCK BASED COMPENSATION

On December 16, 2004 immediately following the revised pronouncement 123-R the Company early adopted the provisions of SFAS 123-R retroactively to January 1, 2003. The Company applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled the Company to treat employees and others on an equal basis. Had the Company not adopted 123-R it would have had to calculate employee options differently which the Company felt would lead to an inconsistency in the reflection of the value of options and warrants. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Tetragenex does not expect the application of FIN 48 to have a material affect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), ACCOUNTING FOR NON-REFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151." ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.

3. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                  DECEMBER 31,
                                                     2007
                                                 -------------
Furniture and fixtures                           $      82,995
Machinery and equipment                                 78,761
                                                 -------------
                                                       161,756
Less accumulated depreciation                          157,568
                                                 -------------
                                                 $       4,188
                                                 =============

Depreciation expense for the years ended December 31, 2007 and 2006 was $5,459 and $9,315 respectively. The decrease was due to certain assets becoming fully depreciated.

4. INCOME TAXES

The income tax benefit for the year ended, December 31, 2007 and 2006, includes

                                   2007                2006
                             ---------------    --------------
Federal                               --                    --
State                        $        --        $        5,638
                             ---------------    --------------
                             $        --        $        5,638
DEFERRED
Federal                               --                    --
State                                 --                    --
                             ---------------    --------------
                             $        --        $        5,638

There is no current provision for corporate income taxes for the years ended December 31, 2007, and 2006 as the Company generated net losses for income tax purposes. At December 31, 2007, the Company had available for federal income tax purposes net operating loss carry forwards of approximately $70,924,000 that expire through 2026. At December 31, 2007, the Company had credits for increasing research activities of approximately $825,000 that expire through the years 2015 through 2022.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                  DECEMBER 31,
                                                     2007
                                               ---------------
DEFERRED TAX ASSETS:
Net operating loss carry forwards              $    25,211,000
Research and development credits                       825,000
                                               ---------------
  TOTAL DEFERRED TAX ASSETS                         26,036,000

Valuation allowance                                (26,036,000)
                                               ---------------

Net deferred tax assets                        $            --
                                               ---------------

The net change in the valuation allowance was an increase of $594,000 and $601,638 respectively.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                 2007               2006
                                           ---------------     --------------
Expected federal tax at statutory rate     $      (470,000)    $     (520,100)
State taxes, net of federal tax rate              (124,000)           (86,900)
Change in valuation allowance                      594,000            601,362
                                           ---------------     --------------
                                           $            --     $       (5,638)
                                           ===============     ==============

As of December 31, 2007 we had net operating loss carry forwards for federal income tax purposes of approximately $70,924,000 which expire in the years 2008 through 2026 and federal research and development tax credits of approximately $825,000 which expire in the years 2015 through 2022.

As of December 31, 2007 we had net operation loss carry forwards for state income tax purposes of approximately $6,623,000 which expire through 2012.

Utilization of our net operating loss and credit carry forwards may be subject to substantial annual limitation due to the ownership change imitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization

During 2006 the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority. Through the Program the Company was able to transfer a portion of its State operating loss carry forwards in exchange for $5,638.

5. NOTES PAYABLE

The Company has a $1,882,362 notes payable plus 3% interest due on April 23, 2009. The notes are convertible into common shares at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the company.

6. STOCKHOLDERS' EQUITY

STOCK OPTIONS

TETRAGENEX STOCK OPTIONS

On April 6, 2005 in connection with the Company's warrant conversion all options issued prior to 2005 were converted into Tetragenex warrants exercisable either at $1 or $6. The Company incurred compensation expense due to the conversion of existing options into warrants. It was accounted for as a two-step process. The value of the existing options being converted was valued immediately before the modification using the black scholes method and the value was credited to reduce compensation expense. The warrants, which the options converted into, were also valued using the black scholes method and expensed to compensation. The net amounts charged and credited to compensation expense ultimately represents the incremental compensation cost measured as the excess of the fair value of the modified options/warrants determined in accordance with SFAS 123(R) over the fair value of the original options/warrants immediately before their terms were modified.

On January 5, 2005 the Company issued an aggregate of 3,787,500 options to officers, Directors and employees of the Company. The options have an exercise price of $1 per share and expire April 6, 2021. On August 23, 2005 an aggregate of 1,777,000 options were granted to officers, Directors and employees of the Company also with an exercise price of $1 per share and an expiration date of April 6, 2021. Additionally in December 2005 several members of the management team, employees and Directors agreed to convert either all or some of their deferred salaries or deferred payments due into options of the Company. An aggregate of $1,581,753 of accrued salaries was converted into 1,581,753 options to purchase Tetragenex common stock at $1 per share expiring December 2020. On December 31, 2005 there were 7,146,253 options outstanding. Expenses totaling $5,882,003 were charged to "Compensation Expense" representing the Black Scholes valuation of the options issued. A credit of $597,216 was entered to "Compensation Expense" resulting from the cancellation of the existing 2,698,189 options during 2005.

On July 11, 2006 the Board authorized the issuance of 852,000 options exercisable at $1 per share with an expiration of January 2020 to existing Directors, officers and employees of the company for services performed. They also authorized the granting of 10,000 options per year to any Director who is part of a committee payable at the end of the year. On December 31, 2006 a total of 40,000 options were granted. In July 2007 the Board granted 3,720,000 options to existing Board members, offices and employees of the Company for services performed. All options have an exercise price of $1 per share and expire 10 years from issuance.

In 2006 an aggregate of 892,000 options were granted to officers, Directors and employees of the Company. Expenses totaling $1,028,965.74 was charged to compensation expense and Board expense in 2006.

On July 26, 2007 the Board unanimously approved the granting of 3.72 million options, which was approved on May 29, 2007, to officers, Directors, employees and consultants of the Company outside of 2007 Stock Option Plan (the "Plan") in the event the Plan was not approved by the Company's stockholders for unforeseen reasons. All options are exercisable at $1 per share and expire 10 years from issuance. The options were valued using the black scholes method and total charges of $2,001,999 were applied to the appropriate accounts.

On December 31, 2007 a total of 40,000 options were granted to Bruce Bergman, Aaron Cohen, William Comer and Alf Akerman (10,000 each) for participation on board committees under the same terms as the July 26, 2007 options.

In 2007 an aggregate of 3,760,000 options were granted to officers, Directors and employees of the Company. Expenses totaling $2,011,839 were charged to "Compensation Expense" and "Board Expense" in 2007.

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

The following table presents the combined activity of the plan and non-plan stock option issuances for the years ended December 31, 2006 and 2007:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                  OPTIONS         EXERCISE PRICE
                                              ---------------    ---------------
OUTSTANDING AT DECEMBER 31, 2004                    2,698,189     $      13.20
Granted in 2005                                     7,146,253     $       1.00
Converted to equity                                 2,698,189     $      13.20
                                                -------------     ------------
OUTSTANDING AT DECEMBER 31, 2005                    7,146,253     $       1.00
Granted during 2006                                   892,000     $       1.00
                                                -------------     ------------
OUTSTANDING AT DECEMBER 31, 2006                    8,038,253     $       1.00
Granted during 2007                                 3,760,000     $       1.00
                                                -------------     ------------
OUTSTANDING AT DECEMBER 31, 2007                   11,798,253     $       1.00
                                                =============     ============

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of December 31, 2007:

                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ---------------------------------------- -----------------------------------------
                                WEIGHTED      WEIGHTED                    WEIGHTED      WEIGHTED
                                AVERAGE       AVERAGE                     AVERAGE       AVERAGE
   RANGE OF      NUMBER OF      EXERCISE     REMAINING     NUMBER OF      EXERCISE     REMAINING
EXERCISE PRICE    OPTIONS        PRICE          LIFE        OPTIONS        PRICE          LIFE
--------------- ------------- ------------- ------------- ------------- ------------- -------------
    $1.00        11,798,253      $1.00          10.6       11,798,253      $1.00          10.6

The  grant-date  fair  values  of  options  granted  were  estimated  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions for the years ended December 31:

                                  2007                2006
                             ----------------   -----------------
Expected life (years)               13.3               13.3
Risk-free interest rate            5.102%             4.840%
Volatility                            96%                75%

WARRANTS

On April 6, 2005 as part of the Company's private placement and a warrant exchange all existing employee options and all existing warrants that were not previously converted, were converted into warrants to purchase Tetragenex common shares either at $1 per share expiring November 30, 2009 or at $6 per share expiring November 30, 2011. An aggregate expense was issued to warrant restructuring totaling $3,030,256 to reflect the cancellation of existing warrants and issuance of new warrants based on the Black Scholes calculation.

On April 6, 2005 the Company agreed to issue 100,000 warrants exercisable at $1 per share expiring 11/30/2009 to two separate law firms in connection with work performed on the Company's pending Registration Statement on Form SB-2 as well as the settlement with its former patent attorneys. An expense to "Legal Fees" of $123,400 was entered to reflect the value of these warrants based on the Black Scholes calculation.

In May 2005 the Company issued a total of 150,000 warrants to certain individuals to purchase the Company's common stock at $1 per share expiring November 30, 2009 as compensation for consulting with the Company as well as introducing potential investors to the Company. An expense to "Consulting Fees" of $99,750 was entered to reflect the value of these warrants based on the Black Scholes calculation.

In the fourth quarter of 2006 a total of 86,055 warrants were issued to consultants for aiding in the Company's fundraising process. As a result a total of $54,452 was expensed to "Consulting Expenses" for the quarter based on the black scholes calculation.

An aggregate of 925,000 warrants were issued during the 2nd quarter of 2007 to several prominent scientific consultants in exchange for future services to the company. The warrants are exercisable at $1.30 per share and expire 5 years from issuance. As a result an expense of $772,517 was charged to scientific consulting. The calculation was done using the black scholes method.

An aggregate of 155,000 warrants were issued during the 3rd quarter of 2007 to several financial consultants and to members of the company's scientific advisory board. The warrants were valued using the black scholes method and total charges of $58,893 were applied to the appropriate accounts

At December 31, 2007, the Company had outstanding warrants to purchase 12,018,514 shares of the Company's common stock at exercise prices of $1, $1.30, $1.65 and $6 per share. These warrants have expirations of November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of December 31, 2007

                                      WARRANTS OUTSTANDING
                           -----------------------------------------
   RANGE OF EXERCISE                                WEIGHTED AVERAGE
         PRICE             NUMBER OF WARRANTS        EXERCISE PRICE
   -----------------       ------------------       ----------------
   $1.00                          7,058,796               $1.00
   $1.30                          1,030,000               $1.30
   $1.65                            645,322               $1.65
   $6.00                          3,284,396               $6.00

COMMON STOCK TRANSACTIONS

During the third quarter 2007, 25,000 shares of common stock were issued to an existing shareholder for stock purchased in the past and not in the stock records due to a clerical error. On September 30, 2007 there were 15,926,126 common shares outstanding.

At December 31, 2007, the Company has authorized 50,000,000 shares of common stock, $.001 stated value. The following table represents the approximate allocation of reserved shares at December 31, 2006:

Common Stock                                 15,926,126
Stock Options                                11,798,253
Warrants                                     12,018,514
                                             ----------
                                             39,742,893

Commitments and contingencies

7. EMPLOYMENT AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F.
Schacker ("co-CEO"). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive's efforts on behalf of the Company and his performance, the Company's Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company's common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company's cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On September 30, 2007 the executive had deferred compensation totaling $301,707. The executive was granted an aggregate of 1,420,000 options exercisable at $1 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under the same terms. In the 3rd Quarter 2007 he was issued an aggregate of 850,000 options exercisable at $1 per share expiring 10 years from issuance for services to the company as Co-CEO and Chairman. The co-CEO is the nephew of the company's other co-CEO David Abel.

All officers, Directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On September 30, 2007, there was $866,857 deferred from officers and employees and $156,250 from Directors. During 2006, additional salaries and compensation in the amounts of $341,124 was accrued from officers and employees, and $50,000 from Directors. It is anticipated that the majority of accrued salaries will be converted into warrants of the Company on a 1-for-1 basis.

CONSULTING AGREEMENTS

The Company had entered into an agreement with an individual to serve as a Senior Medical Consultant to the Company for a period of one year commencing October 21, 1999. The consultant receives a fee of $3,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. In connection with the agreement, the consultant received an immediately vested ten-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share. On December 10, 1999, for services provided to the Company, the Company's Board of Directors granted the consultant an additional five-year option to acquire 10,000 shares of the Company's common stock at an exercise price of $12.00 per share, 2,500 of which vested on December 10, 1999, and 2,500 of which vested each year thereafter, provided that the consulting agreement is extended beyond its original term. The Company extended the term of the consulting agreement in both 2000 and 2001, upon the same terms and conditions, for an additional year, to October 21, 2001 and 2002, respectively. The Company again extended the term of the consulting agreement in 2002 until October 21, 2003, at a fee of $4,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. The Company extended the contract until October 21, 2004 at a rate of $3,250 per month. He is currently consulting on a month-to-month basis for no compensation.

On April 6, 2003 several employees of the Company resigned as employees to become part time consultants for the company. They are currently consulting on a month-to-month basis for no compensation.

On April 6, 2003 the Company entered into an ongoing agreement with the five members of its scientific blue ribbon panel to be paid hourly fees ranging from $300 to $500 per hour for work performed for the Company as well as reimbursement for expenses.

Several individuals were retained as consultants for the Company to assist in its fundraising efforts during 2006. Each individual was compensated in cash and warrants based on performance in aiding the fundraising process. An aggregate of $52,429 was paid to consultants as well as warrants as part of the fundraising process during 2006. The Company did not undertake any financings in 2007 and therefore no payments to these consultants were made.

8. LITIGATION

At December 31, 2006 and December 31, 2007 the Company was not involved in any ongoing litigation.

9. RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $103,993,304 and $99,412,714 at December 31, 2007 and 2006, respectively.

The Company plans to provide for additional working capital and funds for the continued development of its products through private or public sale of the Company's common stock. The Company's ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company's ability to enter into such an agreement or successfully complete future funding.

10. LEASE OBLIGATIONS

On March 12, 2003 the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The initial lease commenced on March 31, 2003 and expired on March 31, 2007 and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006 the company entered into a 5-year lease-operating lease to rent different space in the same building as it resides now and requires monthly base rental payments of $6,300 per month and expires in December 2011.

The approximate aggregate minimum rental commitments on these leases are as follows:

YEAR ENDING DECEMBER 31,
2007                                    $         87,300
2008                                              75,600
2009                                              75,600
2010                                              75,600
2011                                              75,600
2012                                              22,000
  TOTAL MINIMUM LEASE PAYMENTS          $        324,400

Rental expense was $84,249 and $124,039 for the years ended December 31, 2007 and 2006 respectively.

11. RELATED PARTY TRANSACTIONS

NONE.

12. SUBSEQUENT EVENTS

NONE.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.      CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future period are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management Report on Internal Control over Financial Reporting

Our management with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Orginizations of the Treadway Commission(COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer , concluded that, as of December 31, 2007 there is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the company's annual or interim financial statements will not be prevented. Currently we employ one individual who is in charge of our accounting and financial duties on a day to day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes. Due to our size and nature, segregation of all conflicting duties is not possible and may not be economically feasible.

However, to the extent possible, we will implement procedures to assure the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. In the future we intend to rectify the situation by hiring additional staff which will enable us to comply with the regulations as future funds become available.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



DIRECTORS AND EXECUTIVE OFFICERS

Our officers and Directors and further information concerning them, are as follows:

            NAME                 AGE                  POSITION
----------------------------- --------- ----------------------------------------
Martin F. Schacker               51     Chairman of the Board and Co-Chief
                                          Executive Officer
David Abel                       65     Vice Chairman of the Board, Co-Chief
                                          Executive Officer
Neil Martucci                    35     Chief Financial Officer
Robert P. Budetti                65     Chief Operating Officer and Director
Kenneth Cartwright               72     Senior Vice President of Drug
                                          Developments Regulatory Affairs and
                                          Director
Alf E. F. Akerman                44     Director
Bruce J. Bergman, Esq.           62     Director
William T. Comer, Ph.D           71     Director
Aaron Cohen                      71     Director

MARTIN F. SCHACKER currently serves as Chairman of the Board and Co-CEO. Mr. Schacker served as our Co-Chairman of the Board of Directors from 1998 to 2004 and as Chairman of the Board since 2004. He has served as Co-Chief Executive Officer since March 1999. Mr. Schacker was appointed as a Director in November 1994. With extensive biotechnology and investment banking experience, Mr. Schacker has helped raise approximately $60,000,000 for us to date. From August 1991 through February 2001, Mr. Schacker served as Chairman of the Board of M.S. Farrell & Co., Inc., an investment banking and brokerage firm, and was its Chief Executive Officer from 1991 to 2000. From June 1987 through December 1991, Mr. Schacker was a Senior Vice President of D.H. Blair & Company, Inc., an investment banking and brokerage firm that focuses on biotechnology companies. From 1982 to May 1987, Mr. Schacker was employed in various capacities, including as Senior Vice President at Shearson Lehman Brothers, an international investment banking and brokerage firm. Mr. Schacker received a B.A. in Business from Hofstra University in 1982. Mr. Schacker is the nephew of David Abel.

DAVID ABEL has served as our Co-Chief Executive Officer since March 1998 and as Vice Chairman of the Board since 2004. He was Co-Chairman of the Board from 1999 through 2004. Mr. Abel has served as a Director since November 1994. Mr. Abel is the President and Founder of United Realty, Inc., a commercial and industrial real estate company headquartered in Melville, New York, and is a general partner of Triangle Properties, a partnership that owns and operates over 50 commercial properties throughout the greater New York metropolitan area. Mr. Abel received a B.B.A. from City College of New York (C.C.N.Y.) in 1962. Mr. Abel is the uncle of Martin F. Schacker.

NEIL MARTUCCI has served as the Company's Chief Financial Officer since 2004. In 2003, he joined Innapharma, Inc. as Controller and was appointed Chief Financial Officer in 2004. From 2001 through 2003 Mr. Martucci served as Vice President of Investments for Kirlin Securities, a publicly traded investment bank. From 1994 through 2001, Mr. Martucci served as Vice President of Investments for M.S. Farrell and Co, a small Wall Street Investment firm. In addition, he served as an investment banker for M.S. Farrell and Co. from 1999 through 2001. Mr. Martucci graduated from Miami (Ohio) University with a degree in finance in 1994.

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

KENNETH CARTWRIGHT, M.B., CH.B., M.R.C.P. has served as our Director since 1989 and Senior Vice President, Drug Development and Regulatory Affairs since 2003. Dr. Cartwright is currently President of CMRC Consulting Services, an independent scientific consulting firm. Dr. Cartwright served as Senior Vice President of Development and Regulatory Affairs of Alteon, Inc., a biopharmaceutical company, from 1994 until he retired in 1999. During his tenure at Alteon, Dr. Cartwright served as a member of the management committee and was involved in the initial IPO. In addition Dr. Cartwright was responsible for overall product development including strategic clinical development planning, subsequent compilation of NDAs and product registration and maintaining compliance within our company and interaction with the FDA. Prior to joining Alteon, he served as the Director of Clinical Research (U.S.A.) and as Vice President of Global Clinical Research of American Cyanamid Company, Lederle Laboratories from 1982 to 1989. During his tenure with American Cyanamid, Dr. Cartwright was responsible for overall global strategic clinical plans and worldwide clinical development of phase 1, 2 and 3 programs. He subsequently established a worldwide clinical research organization with regional offices in Australia, Canada, and England. Prior to joining American Cyanamid, Dr.
Cartwright held the positions of Medical Director, Directory of Marketing and Deputy Vice President of the Pharmaceutical Division of Ciba-Geigy, Canada. Dr. Cartwright received his M.B., Ch.B. in 1959 from Liverpool University Medical School, his D.P.M. from Wessex Regional Post-Graduate School of Psychiatry in 1969, his M.F.C.M. from the Faculty of Community Medicine, Royal College of Physicians in 1971 and his M.R.C., Psych from the Royal Colleges of Psychiatrists in 1973.

ALF E. F. AKERMAN has served as our Director of the Company since March 1999. Mr. Akerman served as the Director of Business Integration of Volvo Car Finance, a subsidiary of Ford Motor Company, based in Belgium from 1994 to 2000. From December 1997 through June 1999, Mr. Akerman served as the Risk Manager of Volvo Car Finance Holdings. Mr. Akerman received a B.Sc. in Banking and Finance at Loughborough University in England. Mr. Akerman currently works for a financial institution in Sydney, Australia.

BRUCE J. BERGMAN, ESQ. has served as our Director since November 1994. He is a member of the New York law firm of Berkman, Henoch, Peterson & Peddy, P.C., where he practices real estate litigation and mortgage foreclosure. Previously, Mr. Bergman was a Deputy Attorney for Nassau County and a Deputy Bureau Chief for Special Litigation in Nassau County. Mr. Bergman currently serves as an adjunct associate professor of real estate at New York University Real Estate Institute and a special lecturer in law at Hofstra Law School. He is a member of the American College of Real Estate Lawyers, the American College of Mortgage Attorneys and was three times elected City Councilman in Long Beach, New York, serving in that capacity from 1980 through 1988. His biography appears in WHO'S WHO IN AMERICAN LAW and he is listed in AMERICA'S BEST LAWYERS. Mr. Bergman received a B.S. from Cornell University in 1966 and a J.D. from Fordham Law School in 1969.

WILLIAM T. COMER, PH.D. has served as our Director since February 2001. Since 2000 Dr. Comer has also served as Director of TorreyPines Therapeutics (formerly known as Neurogenetics Inc.), a company which he founded. From 1991 through 1999, Dr. Comer served as President, CEO and Director of SIBIA Neurosciences, Inc., a company focusing on drug discovery and the development of neurodegenerative disease therapeutics, which was acquired by Merck & Co. From 1961 through 1981 he served in various capacities at Mead Johnson & Co., including as scientist and Vice President of Research. From 1982 through 1990 he served in various capacities at Bristol-Meyers, including President of Research and Licensing, and from 1990 - 1991 he was Senior Vice President, Strategic Management for Bristol-Myers Squibb. Dr. Comer was a member of the Board of Directors of Epimmune (formerly Cytel Corporation) from 1994 through 2005, and Trega Biosciences (formerly Houghton Pharmaceuticals) from 1993 through 1996. He has served on the Board of the University of California San Diego Foundation since 1993 and the Board of La Jolla Institute of Molecular Medicine since 2000. Dr. Comer received a B.A. in Chemistry from Carleton College in 1957, and a Ph.D. in Organic Chemistry and Pharmacology from University of Iowa in 1961.

AARON COHEN has served as a Director since February 2001. Mr. Cohen, founded National Technical Systems in 1961, a publicly traded company and is currently a Vice-Chairman of the Board of Directors; Mr. Cohen has served as the President of Smithway Associates, Inc., a property management company, since 1991. He is the Chief Financial Officer and Director of Intelligent Optical Systems. . Mr. Cohen is a Member of the Deans Adivsory Board of the Henry Samueli UCLA School of Engineering and Applied Sciences, the American Society of Quality Control, the Institute of Environmental Sciences and a Professional Member of the International Conference of Building Officials. In addition, Mr. Cohen is a Director of the Sephardic Education Center and the Vice President of Sephardic Temple Tifereth Israel. Mr. Cohen is a Registered Professional Engineer in the State of California, and received his B.S. in Engineering from UCLA in 1958 .

There are no family relationships among any of our Directors or executive officers other than David Abel is Martin Schacker's uncle.

COMPOSITION AND ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors currently consists of nine members. In June 2004, our Board of Directors was divided into three classes, designated as Class I, Class II and Class III. The Board of Directors currently consists of three Class I Directors (William T. Comer, Ph.D., Aaron Cohen and Alf E. Akerman), three Class II Directors (Bruce J. Bergman, Esq., Kenneth Cartwright and Robert P. Budetti), and three Class III Directors (Martin F. Schacker, David Abel and John P. Feighner, M.D.). The Class I Directors shall serve as Directors for an initial term of one year, the Class II Directors for an initial term of two years and the Class III Directors for an initial term of three years. The initial term for each class of Directors commenced in June 2004. After the initial term expires, each Director shall then serve for a staggered three-year term. At each annual meeting of stockholders, a class of Directors will be elected for a three-year term to succeed the Directors of the same class whose terms are then expiring. A Director holds office until the annual meeting for the year in which such Director's term expires and until such Director's successor shall be duly elected and qualified, subject, however to prior death, resignation, retirement, disqualification or removal from office.

Our executive officers are appointed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. The Code of Ethics increases the fiduciary duties of our financial management team. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report within four days of such amendment or waiver.

BOARD COMMITTEES

The audit committee is comprised of Akerman, Bruce Bergman, Aaron Cohen. Our audit committee financial expert is Mr. Akerman.

The compensation committee is comprised of Aaron Cohen, David Abel and Bruce Bergman. Mr. Cartwright serves as an advisor to the compensation committee.



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2007. Effective January 1, 2002, each non-employee and non-consultant member of our Board of Directors received the following annual compensation in consideration for services rendered as a Director: (i) a five-year option to purchase up to 40,000 shares of our common stock, which options vest quarterly and were issued annually in arrears, and were exercisable at an exercise price equal to (a) a 15% discount to the fair market value at the end of the year in which such option is granted, if our common stock is publicly traded, unless such percentage reduction shall have a deleterious tax consequence upon us, in which event the exercise price shall be equal to the fair market value, or (b) such dollar amount as is set by our Board of Directors at the end of the year in which such option is granted, if our common stock is not publicly traded; (ii) a cash stipend of $12,500 per annum, paid on a quarterly basis; and (iii) reimbursement of reasonable and ordinary expenses incurred in connection with such member's attendance at Board or committee meetings. In 2005 all existing options were converted into Tetragenex warrants exercisable at either $1 per share or $6 per share expiring either in November 2009 or 2011. At the Board's request all Board stipends were deferred to a later date. In December 2005 all deferred Board stipends were converted into Tetragenex options. In July 2006 it was decided that all Board members serving on a Board committee would be entitled to an additional $10,000 per year to be paid options until it was determined that we had sufficient funds to pay the fee in cash.

If Directors provide additional consulting services outside of their duties as Board members, they may receive additional compensation above their cash stipend. In 2005 we issued employees, officers, and Directors a one time option grant of approximately 25% of our fully diluted outstanding shares of common stock. The amount and breakdown was determined by the Board.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

EXECUTIVE COMPENSATION

                                                                                          NON-
                                                                            NONEQUITY  QUALIFIED
                                                                            INCENTIVE   DEFERRED    ALL
                                                                              PLAN     COMPENSA-   OTHER
                                                         STOCK     OPTION   COMPENSA-    TION     COMPENSA-
                                    SALARY     BONUS     AWARDS    AWARDS     TION      EARNINGS    TION       TOTAL
NAME AND PRINCIPAL POSITION  YEAR     ($)       ($)       ($)       ($)        ($)        ($)        ($)        ($)
            (A)              (B)      (C)       (D)       (E)       (F)        (G)        (H)        (H)        (I)
---------------------------- ----- ---------- --------- --------- ---------  ---------  ---------  --------- ----------
Martin Schacker(1)           2007    300,000     45,000        --   459,918         --         --     14,000   818,918
  Co-CEO/ Chairman           2006    300,000     45,000        --   132,627         --         --     14,000   491,627
David Abel(2)                2007    110,000         --        --   162,324         --         --         --   272,324
  Co-CEO/Vice-Chairman       2006    110,000         --        --   126,860         --         --         --   236,860
Robert Budetti(3)            2007         --         --        --   189,378         --                43,000   232,378
  Board Member               2006         --         --        --   172,992                                    172,992
Neil Martucci(4)             2007    100,000     20,000        --   162,324         --         --         --   282,324
  Chief Financial Officer    2006     95,000         --        --    63,430         --         --         --   158,430
Dr. Kenneth Cartwright(5)    2007     60,000         --        --   270,540         --         --      6,000   396,540
  Chief Scientific Officer   2006     60,000         --        --    63,430         --         --         --   123,430
---------------------------- ----- ---------- --------- --------- ---------  ---------  ---------  --------- ----------

(1) As per his employment agreement, Mr. Schacker is due an annual salary of $300,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Schacker, at the Board's request, agreed to defer 50% of his annual salary and is still doing so. During 2006, Mr. Schacker received an aggregate of 115,000 options exercisable at $1 per share exercisable 15 years from issuance as part of an executive option grant. During the 2007 fiscal year, Mr. Schacker received 850,000 additional options exercisable at $1 per share expiring 10 years from issuance.
(2) Mr. Abel is due to receive an annual salary of $110,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Abel at the
     Board's request agreed to defer 100% of his annual salary and has thus received no cash compensation since then. During 2006, Mr. Abel received an aggregate of 110,000 options exercisable at $1 per share exercisable 15 years from issuance. The options were granted for services provided. The options are fully vested. In 2007 Mr. Abel received an additional 300,000 options, exercisable at $1 per share expiring 10 years from issuance.
(3) Robert Budetti is the former Chief Operating Officer of the company and is currently a Board member. He is paid as a consultant on a task-by-task basis. In 2006, he received an aggregate of 150,000 options exercisable at $1 per share expiring 15 years from issuance for services provided. In 2007 he received an additional 350,000 options exercisable at $1 per share expiring 10 years from issuance.
(4) Neil Martucci is the Chief Financial Officer. He received an aggregate of 55,000 options in 2006, exercisable at $1 per share expiring 15 years from issuance. He received an additional 300,000 options in 2007, exercisable at $1 per share expiring 10 years from issuance.
(5) Dr. Ken Cartwright is our Chief Scientific Officer and a Board member. In 2006 he received an aggregate of 55,000 options exercisable at $1 per share expiring 15 years from issuance for services provided to us. In 2007 he received an additional 500,000 options exercisable at $1 per share expiring 10 years from issuance.
(6) The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed. All options issued to employees were valued for the purposes of this table using the black scholes method as described in SFAS 123(r). All assumptions used in calculating the value of the options are contained in the footnotes which accompany the financials.

DIRECTORS COMPENSATION

                                                              NONEQUITY    NONQUALIFIED
                   FEES EARNED                                INCENTIVE      DEFERRED
                    OR PAID IN                    OPTION         PLAN      COMPENSATION   ALL OTHER
      NAME             CASH       STOCK AWARD     AWARDS     COMPENSATION    EARNINGS    COMPENSATION     TOTAL
------------------ ------------- ------------- ------------- ------------- ------------- ------------- -------------
William Comer          $12,500          0         $124,203          0             0             0         $136,703
Aaron Cohen            $12,500          0         $124,203          0             0             0         $136,703
Alf Akerman            $12,500          0         $124,203          0             0             0         $136,703
Bruce Bergman          $12,500          0         $124,203          0             0             0         $136,703
------------------ ------------- ------------- ------------- ------------- ------------- ------------- -------------

Each outside Board member is due to receive an annual stipend of $12,500 per year for serving on the Board. In 2003 all Board members agreed to defer such payments until we felt we could reinstate the payments. In 2005 all members agreed to convert all accrued payments into company options. In 2007 each Board member received 225,000 options exercisable at $1 expiring in August 2017 for serving on the Board. They additionally earned 10,000 warrants on the same term if they served on one or more committee which each member does. Robert Budetti is currently an outside Director but does not receive the Board stipend.

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, we entered into a three-year employment agreement with our co-Chief Executive Officer and co-Chairman of the Board, Mr. Martin Schacker. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of Mr. Schacker's efforts on our behalf and his performance, our Board of Directors:
(i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted Mr. Schacker a ten-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to us, the Board of Directors: (x) further increased his annual salary to $300,000, (y) further extended the term of the agreement by one year, through and including December 15, 2005, and (z) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share. In December 2005, the executive's contract was extended by an additional 3 years by the Board under the same terms as the previous agreement. On April 6, 2003 as a result of our cost reduction, Mr. Schacker agreed to defer half of his $300,000 yearly salary. In December 2005, Mr. Schacker agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. At December 31, 2007, Mr. Schacker had deferred compensation totaling $326,982. Mr. Schacker was granted an aggregate of 850,000 options exercisable at $1 per share and expiring in 2017 during 2007. Mr. Schacker is Mr. Abel's nephew.

CONSULTING AGREEMENTS

We had entered into an agreement with an individual to serve as a Senior Medical Consultant for a period of one year commencing on October 21, 1999. The consultant received a fee of $3,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. In connection with the agreement, the consultant received an immediately vested ten-year option to acquire 10,000 shares of our common stock at an exercise price of $12.00 per share. On December 10, 1999, for services provided to us up to such date, our Board of Directors granted the consultant an additional five-year option to acquire 10,000 shares of our common stock at an exercise price of $12.00 per share, 2,500 of which vested on December 10, 1999, and 2,500 of which vested each year thereafter, provided that the consulting agreement was extended beyond its original term. We extended the term of the consulting agreement in both 2000 and 2001, upon the same terms and conditions, for an additional year, to October 21, 2001 and 2002, respectively. We further extended the term of the consulting agreement in 2002 until October 21, 2003, at a fee of $4,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. We extended the contract again until October 21, 2004 at a rate of $3,250 per month. Thereafter, the consultant was offering his services on a month-to-month basis at a rate of $2,250 per month. In late 2007 in an effort to curtail costs the consulting fees were eliminated until further notice.

On April 6, 2003, members of the scientific team, Dr. Joseph Hlavka, Dr. Gabriella Nicolau, and Dr. Richard Ablin resigned as employees and became our part-time consultants. Each was paid a consulting fee on a month-to-month basis ranging from $1,000 to $5,000 per month. In late 2007, in an effort to curtail costs we ceased consulting payments until further notice

In April 2003 we entered into ongoing agreement with the five members of our scientific blue ribbon panel to be paid hourly fees of between $300 and $500 per hour for work performed for us as well as reimbursement for expenses.

Several individuals were retained as consultants to assist with our plans and to make introductions to us during 2005. Each individual was compensated in cash and warrants. An aggregate of $44,850 in cash was paid to consultants as well as warrants during 2005. In 2007, an aggregate of $5,000 was paid to such consultants as well as some warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date of the filing April 28, 2008 by
(i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our Directors, (iii) each of the executive officers, and (iv) all our Directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of April 28, 2008, there were 15,926,126 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of the date hereof, there were no shares of preferred stock issued and outstanding.


               NAME AND ADDRESS OF                     SHARES OF COMMON STOCK         PERCENTAGE OF COMMON SHARES
               BENEFICIAL OWNER(1)                      BENEFICIALLY OWNED(2)             BENEFICIALLY OWNED
-------------------------------------------------- -------------------------------- --------------------------------
Martin F. Schacker(3)                                            2,748,679                        14.70%
David Abel(4)                                                    2,443,622                        13.76%
John P. Feighner, M.D.(5)                                        2,765,306                        15.48%
Robert P. Budetti(6)                                             1,492,817                         8.58%
Alf E. F. Akerman(7)                                               667,708                         4.02%
Bruce J. Bergman, Esq.(8)                                          695,521                         4.18%
Kenneth Cartwright(9)                                            1,233,925                         7.2%
William T. Comer(10)                                               915,089                         5.48%
Aaron Cohen(11)                                                    775,155                         4.68%
Neil Martucci(12)                                                  607,643                         3.68%
The William Shenk 1996                                           1,681,088                        10.14%
Revocable Trust(13)
All Directors and officers as a group (9)                       16,026,553                        55.02%
  persons)
-------------------------------------------------- -------------------------------- --------------------------------

*    less than one percent
(1) Unless otherwise indicated, the address of each person listed below is c/o Tetragenex Pharmaceuticals, Inc., 1 Maynard Drive, Suite 205, Park Ridge, New Jersey.
(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(3) Martin Schacker is our Chairman and Co-CEO. His holdings consist of 49,833 common shares which represents .31% of our total outstanding common stock as of 4/29/08, based on 15,926,126 shares outstanding, which was received from acting as a placement agent during our early stage financing as Chairman of M.S. Farrell. Additionally, 2,562,000 options exercisable at $1 per share expiring at different times between 2017 to 2020 were granted to Mr. Shacker as consideration for services provided to us as well as the forgiveness of accrued salaries due to Mr. Schacker. Additionally, Mr. Schacker currently owns 62,169 warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 74,677 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011. The warrants consist of options for services provided which were converted into warrants as well as for acting as a placement agent over the years in our private placements. Mr. Schacker is the nephew of David Abel.
(4) Mr. Abel is our Vice Chairman and Co-CEO. His holdings consist of 606,341 shares of our common stock which represents 3.8% of our total outstanding common stock as of 4/29/08 , based on 15,926,126 shares outstanding, and was obtained from investments in several of our private placements.
     Additionally, Mr. Abel holds 1,438,187 non voting immediately vesting options exercisable at $1 per share expiring at different times between 2017 to 2020 which were granted for services rendered to us as our Vice Chairman and Co-CEO as well as the forgiveness of accrued salaries due to him. Mr. Abel also holds 262,864 non-voting warrants to purchase shares of our common stock at $1 per share, expiring November 30, 2009, and 136,230 non voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 which were obtained from various investments in our private placements as well as for being a partial owner in the investment bank which was the placement agent for several of the our offerings. David Abel is the uncle of Martin Schacker
(5) Dr. Feighner was a consultant for us and a member of our Board prior to his passing in 2006. His holdings, which are now the holdings of his estate, consist of 807,816 shares of our common stock that represents 5.06% of our total outstanding common shares as of 4/29/08 based on15,926,126 shares outstanding, which he received from several investments in our private placements. Secondly he holds 1,010,976 non-voting immediately vested options to purchase shares of our common stock at $1 per share, expiring in the year 2020 which he received for services provided to us as our President and Director as well as for forgiveness of accrued salaries due to Dr. Feighner. He holds 691,438 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 255,076 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 that were obtained as part of investments made in the our common stock in several private placements as well as from the conversion of previous options granted to Dr. Feighner for services rendered to us as our President.
(6) Consists of 35,000 common shares of our common stock which represents .22% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, as well as 1,179,588 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020, 10,000 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 268,229 non voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011. Mr. Budetti is a member of our Board.
(7) Alf Akerman serves as our Director and his holdings consist of options to 653,125 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020 granted to Mr. Akerman for services provided to us as our Director, and 14,583 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 201, received from converting previously issued options received for service provided as our Director.
(8) Bruce Bergman is serves as our Director and his holdings consist of 643,125 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020 granted to Mr. Bergman for services provided to us as our Director. Additionally, he holds 20,000 warrants exercisable at $1 per share, which expire November 30, 2009, and 32,396 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 received from converting previously issued options received for service provided as our Director.
(9) Dr. Cartwright is our Chief Scientific Officer and a Board member and his holdings consist of 27,500 common shares of our common stock which represents .17% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, obtained from an investment in our start-up period. He also holds 1,037,500 non-voting options exercisable at $1 per share expiring in the year 2020 received for services provided as our Director and Chief Scientific Officer as well as 135,502 non-voting warrants to purchase shares of our common stock at $1 per share, expiring November 30, 2009, and 33,423 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011, received from converting previously issued options received for service he provided as our Director.
(10) William Comer is our Board member and his holdings consist of 147,172 shares of common stock which represents .92% f our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, which were received from investments in our private placements, as well as 653,125 non voting options exercisable at $1 per share expiring at different times between 2017 to 2020, for services provided out Director. Additionally he holds 112,500 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 2,292 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 and received from several investments he made in our securities as well as for converting previously issued options granted to him as a Director.

(11) Aaron Cohen serves as our Director and his holdings consist of 151,092 common shares of our common stock, which represents .95% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, which he received from investments in our private placements as well as 528,125 non voting options exercisable at $1 per share expiring in the years 2017- 2020 issued for services provided to us as our Director. Additionally he holds 91,250 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 4,688 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011.
(12) Neil Martucci our CFO and his holdings consist of 2,750 common shares of our common stock, which represents .01% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, received from assisting with our private placements as a representative of M.S. Farrell, as well as 595,000 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020, received for services provided to us as CFO. Additionally, he holds 9,893 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 for assisting us in various fund raisings as a representative of our placement agent in several of our financings.
(13) William Shenk, P.O. Box 1991 La Jolla, CA, is our beneficial owner and his holdings consist of 1,000,000 shares of common stock which represents 6.28% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, as well as 650,000 non-voting warrants exercisable at $1 per share expiring November 30, 2009, 667 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011, and 30,421 non- voting warrants to purchase shares of our common stock at $1.65 per share expiring November 30, 2009.

COMPENSATION PLANS
OPTIONS/SAR GRANTS

                               NUMBER OF       % OF TOTAL OPTIONS    % OF TOTAL OPTIONS
        NAME AND                SECURITIES          GRANTED TO           GRANTED TO       EXERCISE     EXPIRATION
    PRINCIPLE POSITION      UNDERLYING OPTIONS   EMPLOYEES IN 2007    EMPLOYEES IN 2006     PRICE         DATE
--------------------------- ------------------- -------------------- ------------------- ----------- ---------------
Martin Schacker                     115,000(1)                                12.90%         $1.00    January 2020
  Chairman/Co-CEO                   850,000(2)           23.00%                              $1.00    August 2017

David Abel                          110,000(3)                                12.33%         $1.00    January 2020
  Co-CEO/Vice Chairman of           300,000(4)            8.10%                              $1.00    August 2017
  the Board

Dr. John Feighner                    55,000(5)                                 6.17%         $1.00    January 2020
  Former Director/ Former                                                                    $1.00    August 2017
  President

Robert Budetti                      150,000(6)                                16.82%         $1.00    January 2020
  Director                          350,000(7)            9.46%                              $1.00    August 2017

Dr. Kenneth Cartwright               55,000(8)                                 6.17%         $1.00    January 2020
  Chief Scientific                  500,000(9)           13.51%                              $1.00    August 2017
  Officer/Director

Neil Martucci                        55,000(10)                                6.17%         $1.00    January 2020
  Chief Financial Officer                                 8.1%                               $1.00    August 2017
--------------------------- ------------------- -------------------- ------------------- ----------- ---------------
Other Employees and Board           451,000                                   50.56%         $1.00    January 2020
                                  1,400,000              37.83%                              $1.00    August 2017
--------------------------- ------------------- -------------------- ------------------- ----------- ---------------

(1) In 2006 we issued 115,000 options to acquire shares of our common stock to Mr. Schacker. These options were issued to Mr. Schacker for services rendered by him as the Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of common stock. These options are vested immediately and expire 15 years after issuance.
(2) In 2007, we issued 850,000 options to acquire shares of our common stock to Mr. Schacker. These options were issued to Mr. Schacker for services rendered by him as the Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of common stock. These options are vested immediately and expire 10 years after issuance.
(3) In 2006 we issued 110,000 options to purchase shares of our common stock to Mr. Able. These options were issued to Mr. Able for services rendered by him as Vice Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.

(4) In 2007, we issued 300,000 options to acquire shares of our common stock to Mr. Able. These options were issued to Mr. Abel for services rendered by him as our Vice Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 10 years after issuance which is August 2017
(5) In 2006 the company issued 55,000 options to acquire shares of our common stock to Dr. Feighner. These options were issued to Dr. Feighner for services rendered by him as our President and as a member of the Board. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(6) In 2006, we issued 150,000 options to acquire shares of our common stock to Mr. Budetti. These options were issued to Mr. Budetti for services rendered by him as our Chief Operating officer and as Director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(7) In 2007, we issued 350,000 options to acquire shares of our common stock to Mr. Budetti. These options were issued to Mr. Budetti for services rendered by him as our Chief Operating officer, as a Director, and for his efforts to license Nemifitide to a pharmaceutical company. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 10 years after issuance which is August 2017
(8) In 2006, we issued 55,000 options to acquire shares of our common stock to Dr. Cartwright. These options were issued to Dr. Cartwright for services rendered by him as our Chief Scientific officer and as Director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(9) In 2007, we issued 500,000 options to acquire shares of our common stock to Dr. Cartwright. These options were issued to Dr. Cartwright for services rendered by him as our Chief Scientific officer and as our Director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 10 years after issuance which is August 2017.
(10) In 2006, we issued 55,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Mr. Martucci for services rendered by him as our Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 15 years after issuance.
(11) In 2007, we issued 300,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Mr.Martucci for services rendered by him as our Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 10 years after issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2007. None of the named executive officers exercised any of their stock options during the period from inception.

OPTION AWARDS

                               NUMBER OF           NUMBER OF
                              SECURITIES          SECURITIES
                              UNDERLYING          UNDERLYING
                              UNEXERCISED         UNEXERCISED                            OPTION         OPTION
                              OPTIONS (#)         OPTIONS (#)       EQUITY INCENTIVE    EXERCISE       EXERCISE
          NAME                EXERCISABLE         EXERCISABLE          PLAN AWARDS        PRICE          DATE
------------------------- -------------------- ------------------- -------------------- ---------- -----------------
Martin Schacker                  1,712,000               0                   0              $1.00  January 6, 2020
                                   850,000               0                   0              $1.00    August 2017
David Abel                       1,138,187               0                   0              $1.00  January 6, 2020
                                   300,000               0                   0              $1.00    August 2017
Kenneth Cartwright                 437,502               0                   0              $1.00  January 6, 2020
                                   500,000               0                   0              $1.00    August 2017
Neil Martucci                      295,000               0                   0              $1.00  January 6, 2020
                                   300,000               0                   0              $1.00    August 2017
------------------------- -------------------- ------------------- -------------------- ---------- -----------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 2004, we entered into an agreement with the holders of the 725 shares of Class D preferred stock to eliminate the Class D preferred shares in exchange for our cash payments of $600,000 on the effective date of the bankruptcy, and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004, three of the entities that comprise the Class D preferred shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,967.60 was converted into 179,960 shares of our common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of our common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note, plus accrued interest, was converted into 679,912 shares of our common stock. An aggregate of 1,066,722 shares of our common stock was issued to the former note holders and approximately $1,800,000 plus interest is due in May 2009. The long-term note due to the former Series D preferred holders is secured by our patents.

Our Co-CEO and Chairman of the Board, Martin Schacker is the nephew of the Co-CEO and Vice Chairman, David Abel.

We utilize office space and personnel at the Feigner Research Institute ("Institute"), which is owned by John P. Feighner MD, Inc. for which we reimbursed the Institute under a cost reimbursement agreement. We also utilize the Institute to perform our contract research. Our former President was also an owner and a Director of the Institute. In 2007 and 2006 we reimbursed John P. Feighner MD, Inc. $0 and $8,773, respectively, for rent and insurance. As of December 31, 2006, we are no longer leasing facilities from John P. Feighner MD, Inc.

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

* Filed herewith.

(b) Reports on Form 8-K: N/A


EXHIBIT                           DESCRIPTION
NO.

1.1(1) Placement Agent Agreement between Equity Source Partners, LLC and Tetragenex Pharmaceuticals, Inc.

2.1(1)    Final order of the bankruptcy of Innapharma, Inc.

3.1.1(1) Amended and Restated Certificate of Incorporation of Tetragenex Pharmaceuticals, Inc.

3.1.2(1)  Amended and Restated By-laws of Tetragenex Pharmaceuticals, Inc.

3.2(1) Certificate of Authority to do business in the State of New Jersey of Tetragenex Pharmaceuticals, Inc.

3.2.1(1)  Certificate of Correction of Certificate of Merger

4.1(1)    Promissory Note

10.1(1) Employment Agreement with Martin Schacker dated October 28, 1999, as amended.

10.2(2)   Definitive Agreement with Dr. Stephen Stahl, dated May 29, 2007.

14(1)     Code of Ethics

16(1)     Letter from Former Auditor

31.1 Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002.

99.1(1)   Patent Security Agreement.


(1) Previously filed with our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 13, 2006, and declared effective on January 26, 2007.

(2) Previously filed with our Current Report on Form 8-K, filed with the Commission on May 31, 2007.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have appointed Demetrius & Company, LLC as our independent auditors to audit our financial statements. The aggregate fees billed for services rendered by Demetrius & Company, LLC for 2007 and 2006 are described below:

AUDIT FEES. Fees from audit services totaled approximately $52,000 and $58,000 for 2007 and 2006, respectively. Fees also include fees for the reviews of the company's quarterly financials.

OTHER AUDIT FEES: Registration Statement totaled $10,000 and $8,000 for 2007 and 2006 resprectively

TAX FEES. Fees for tax services totaled approximately $10,000 and 13,000 for 2007 and 2006, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2008.

                                      TETRAGENEX PHARMACEUTICALS, INC.



                                      By:  /s/ MARTIN F. SCHACKER
                                               ---------------------------------
                                               Martin F. Schacker, Chairman and
                                               Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                NAME                        TITLE                      DATE


/s/ Martin F. Schacker           Chairman of the Board and          May 14, 2008
---------------------------         Co-Chief Executive Officer
Martin F. Schacker

/s/ David Abel                   Vice Chairman of the Board,        May 14, 2008
---------------------------         Co-Chief Executive Officer
David Abel

/s/ Neil Martucci                Chief Financial Officer            May 14, 2008
---------------------------
Neil Martucci

/s/Robert P. Budetti             Chief Operating Officer            May 14, 2008
---------------------------        and Director
Robert P. Budetti

/s/Kenneth Cartwright            Senior Vice President of Drug      May 14, 2008
---------------------------        Developments Regulatory
Kenneth Cartwright                 Affairs and Director

/s/Alf E. F. Akerman             Director                           May 14, 2008
---------------------------
Alf E. F. Akerman

/s/Bruce J. Bergman, Esq.        Director                           May 14, 2008
---------------------------
Bruce J. Bergman, Esq.


/s/William T. Comer, Ph.D        Director                           May 14, 2008
---------------------------
William T. Comer, Ph.D

/s/Aaron Cohen                   Director                           May 14, 2008
---------------------------
Aaron Cohen