Form 10-Q
period 2008-03-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-05-20
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-134987

                        TETRAGENEX PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                        0-2834                 22-3781895
-------------------------------  ----------------------------   ----------------
(State or other jurisdiction of  (Primary Standard Industrial   (I.R.S. Employer
 incorporation or organization)   Classification Code Number)      I.D. No.)

                            1 MAYNARD DRIVE SUITE 105
                          PARK RIDGE, NEW JERSEY 07656
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (201) 505-1300
                         (REGISTRANT'S TELEPHONE NUMBER)


Indicate by check mark whether the registrant: 1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|                               Accelerated filer |_|
Non-accelerated filer |_|                         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Number of shares outstanding of registrant's common stock, $0.001 par value, outstanding on May 15, 2008: 15,926,126.

                               TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION..................................................1

     ITEM 1.      FINANCIAL STATEMENTS.........................................1

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND PLAN OF OPERATIONS.............................9

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................11

     ITEM 4T.     CONTROLS AND PROCEDURES.....................................12

PART II: OTHER INFORMATION....................................................14

     ITEM 1.      LEGAL PROCEEDINGS...........................................14

     ITEM 3.      DEFAULTS ON SENIOR SECURITIES...............................14

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14

     ITEM 5.      OTHER INFORMATION...........................................14

     ITEM 6.      EXHIBITS....................................................14

SIGNATURES....................................................................15

                          PART I: FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Unaudited Condensed Balance Sheet as of March 31, 2008 and Audited
   Balance Sheet as of December 31, 2007.......................................2


Unaudited Condensed Statement of Operations for the Three Month Periods
   Ended March 31, 2008 and 2007...............................................3


Unaudited Condensed Statement of Cash Flows for the Three Month Periods
   Ended March 31, 2008 and 2007...............................................4


Notes to Unaudited Condensed Financial Statements..............................5

                        UNAUDITED CONDENSED BALANCE SHEET
                            AS OF MARCH 31, 2008 AND
                              AUDITED BALANCE SHEET
                             AS OF DECEMBER 31, 2007


                                                                                DECEMBER 31,           MARCH 31,
                                                                                    2007                  2008
                                                                                ------------         --------------
                                    ASSETS                                                           (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                                       $     527,737         $     293,935
Prepaid insurance and other current assets                                             33,777                21,615
                                                                                -------------         -------------
                                                                                      561,514               315,550

Property and equipment, net                                                             4,188                 3,658
Security Deposit                                                                       18,958                18,958
Patents, net                                                                          429,268               437,298
                                                                                -------------         -------------
                                                                                $   1,013,928         $     775,464
                                                                                =============         =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                               1,153,639             1,282,845
Accrued interest                                                                      178,828               193,424
                                                                                -------------         -------------
  Total current liabilities                                                         1,332,467             1,476,269

LONG TERM LIABILITY
Notes payable                                                                       1,882,362             1,882,362
                                                                                -------------         -------------
  TOTAL LIABILITIES                                                                 3,214,829         $   3,358,631
                                                                                -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Class A preferred stock - $.01 par value - 5,000,000 Shares authorized; 0
  shares outstanding                                                                        -
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126
  shares issued and outstanding                                                        15,926                15,926
Additional paid-in capital                                                        101,775,845           101,775,845
Accumulated deficit                                                              (103,992,672)         (104,374,938)
                                                                                -------------         -------------
TOTAL STOCKHOLDERS' EQUITY                                                         (2,200,901)           (2,583,167)
                                                                                -------------         -------------
                                                                                $   1,013,928         $     775,464
                                                                                =============         =============

    The accompanying notes are an integral part of the financial statements.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   ------------------------------
                                                         2008            2007
                                                   ------------------------------
                                                     (UNAUDITED)      (UNAUDITED)
REVENUE
Contract revenue                                              -                  -
                                                   ------------       ------------
                                                              -                  -
                                                   ------------       ------------

OPERATING EXPENSES
Research and development                           $      7,578       $      5,400
Compensation expense                                    172,083            236,245
Travel                                                   26,502             22,558
General and administrative                               58,123             53,342
Professional fees                                        38,587             36,894
Payroll taxes and employee benefits                      24,008             28,352
Consulting fees                                          11,250             58,737
Rent and occupancy                                       20,818             27,103
Depreciation and amortization                            10,568             10,367
                                                   ------------       ------------
  LOSS BEFORE OTHER INCOME(EXPENSE)                    (369,517)          (478,998)

OTHER INCOME (EXPENSE)
Interest income                                           1,848             17,686
Interest expense                                        (14,597)           (14,596)
                                                   ------------       ------------
NET LOSS                                           $   (382,266)      $   (475,908)
                                                   ============       ============

Basic and diluted net loss per share               $      (0.03)      $      (0.03)
                                                   ============       ============

Weighted average common shares outstanding           15,926,126         15,926,126
                                                   ============       ============

    The accompanying notes are an integral part of the financial statements.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              FOR THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                               2008             2007
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                       (UNAUDITED)       (UNAUDITED)

Net loss                                                    ($  382,266)    ($  475,908)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES
Depreciation and amortization                                    10,568          10,367
Stock, option and warrant compensation                                -               -
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid insurance and other current assets                       12,162           6,481
Accounts payable and accrued expenses                           129,205          30,007
Accrued interest payable                                         14,597          14,596
                                                            -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                          (215,734)       (414,457)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs                                                    (18,068)        (24,519)
                                                            -----------     -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (18,068)        (24,519)
                                                            -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (233,802)       (438,976)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    527,737       1,965,960
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $   293,935     $ 1,526,984
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes                                                   -               -
Cash paid for interest                                                -               -
                                                            ===========     ===========

NON CASH TRANSACTIONS

    The accompanying notes are an integral part of the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS




1. THE COMPANY

Tetragenex Pharmaceuticals Inc. ("Tetragenex" or the "Company") was incorporated in 2000 in the State of Delaware while Innapharma, Inc., the Company's predecessor, was incorporated in 1989 also in the State of Delaware. Tetragenex's corporate headquarters are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma, Inc. merged into its wholly owned subsidiary Tetragenex. As part of the merger all existing Innapharma, Inc. shares, options and warrants converted into securities of Tetragenex on a 1-for-4 basis.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN AND LIQUIDITY
---------------------------

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $4,579,958 and $2,964,001 for years ended December 31, 2007 and 2006 respectively. In addition at December 31, 2007 the Company had a working capital deficiency of $770,953, long-term debt of $1.8 million and deficiency in stockholder equity of $2,200,901. The Company has less than 5 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company's ability to continue as a going concern. To address the Company's immediate cash requirements which are necessary for the Company to continue in business, the Company is seeking financing opportunities. The Company's low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The Company's ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In June 2007, the FASB issued Emerging Issue Task Force No. 07-03, "Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities"

("EITF 07-03"). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning after December 1, 2009 and earlier application is prohibited.


INTERIM FINANCIAL STATEMENTS
----------------------------

Financial statements as of March 31, 2008 and 2007, and for three month periods ended March 31, 2008 and 2007, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as appearing in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on May 14, 2008.


3. NOTES PAYABLE

The Company has $1,882,362 notes payable, plus 3% interest, due on April 23, 2009. The notes are convertible into common shares at a conversion price of $5 per share at the discretion of the holders of the notes. The notes are secured by the Company's patents.


4. STOCKHOLDERS' EQUITY

STOCK OPTIONS
-------------

All stock options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

On March 31, 2008 there were a total of 11,798,253 options outstanding, all exercisable at $1 per share, expiring between 2017 and 2020.

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of March 31, 2008:

                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                ----------------------------------------  ----------------------------------------
                                WEIGHTED      WEIGHTED                    WEIGHTED      WEIGHTED
                                AVERAGE       AVERAGE                     AVERAGE       AVERAGE
   RANGE OF      NUMBER OF      EXERCISE     REMAINING     NUMBER OF      EXERCISE     REMAINING
EXERCISE PRICE    OPTIONS        PRICE          LIFE        OPTIONS        PRICE          LIFE
--------------- ------------- ------------- ------------- ------------- ------------- -------------
    $1.00        11,798,253      $1.00          10.3       11,798,253      $1.00          10.3

WARRANTS
--------

At March 31, 2008, the Company had outstanding warrants to purchase 12,018,514 shares of the Company's common stock at exercise prices of $1, $1.30, $1.65 and $6 per share. These warrants have expiration dates of November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by the range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of December 31, 2007.

                                            WARRANTS OUTSTANDING
                              ------------------------------------------------
         RANGE OF EXERCISE             NUMBER OF          WEIGHTED AVERAGE
               PRICE                   WARRANTS            EXERCISE PRICE
         -----------------    -----------------------  -----------------------
         $1.00                        7,058,796               $1.00
         $1.30                        1,030,000               $1.30
         $1.65                          645,322               $1.65
         $6.00                        3,284,396               $6.00


5.  LITIGATION

At March 31, 2008 the Company was not involved in any ongoing litigation.


6.  RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $104,374,938 and $99,888,622 at March 31, 2008 and 2007, respectively.

The Company plans to provide for additional working capital and funds for the continued development of its products through the private or public sale of the Company's common stock. The Company's ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company's ability to enter into such an agreement or successfully complete future funding.


7. SUBSEQUENT EVENTS

In April 2008 at the request of the Company's Board of Directors, all salaried employees of the Company were subject to a minimum of 50% temporary salary reduction while the Company searched for financing.

In order to address the Company's immediate cash requirements which are necessary for the Company to continue its business, the Company is currently seeking financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.


OVERVIEW

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. We are the successor company to Innapharma, Inc. ("Innapharma") through a reverse merger, which was completed upon Innapharma's emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and had insignificant operating revenues on the date of the reverse merger.


OPERATING HISTORY: PLAN OF OPERATIONS

We are currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of our flagship antidepressant compound was put on clinical hold by the Food and Drug Administration (the "FDA") as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked us to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. We completed a subsequent dog study and a primate study to address the FDA's concerns. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. In our preclinical development plans, we will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. We currently have three GMP manufacturers synthesizing our compound, all of whom are located in Europe. We believe that we have sufficient Nemifitide bulk to meet our requirements for the foreseeable future. We intend to either license Nemifitide out for the final stage of development or raise additional capital and continue the Phase 2/3 development of Nemifitide. We have designed a protocol which we believe, if positive, would satisfy one of the two required pivotal trials by the FDA for drug approval. We are currently trying to secure the necessary financing to undertake a Phase 2/3 study of Nemifitide. We estimate the study to cost approximately $2,500,000.

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

Our most recent financing was completed in May 2006 at which time we raised approximately $700,000 at $1.30 per share. Our core burn rate at that time was approximately $80,000 a month. In mid 2007 we sought to reduce costs and were able to lower our burn rate to slightly over $60,000 per month. The fundraising market for small companies has been extremely limited recently and despite seeking additional financings, to date we have been unable to secure the necessary funding. In March 2008 we further slashed costs and are now operating with a core burn rate of slightly over $40,000 per month.

Our current cash on hand of $200,000 is adequate operating capital for approximately four months. We are currently seeking financing to permit us to continue to operate and move our lead compound forward through the development process.

We have excellent patent protection in all the significant worldwide markets. Additionally we have patented all of the surrounding peptides to Nemifitide as well.


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Innapharma successfully emerged from Chapter 11 bankruptcy and merged with its subsidiary, Tetragenex, in November 2004. The Company raised over $4 million in equity throughout the Chapter 11 process and had significant expenses directly and indirectly relating to the bankruptcy from April of 2003 to November of 2004. A significant portion of the $4 million proceeds were committed to general and administrative overhead and implementing the preclinical studies requested by the FDA for removal of the clinical hold.

We successfully converted close to 30% of the debt that remained from the bankruptcy back into equity. We currently have approximately $1.8 million in long-term debt due in April 2009. We successfully paid the $430,000 in short-term debt that had become due in November 2005.

From 2003 to 2005, we sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the "Development Plan"). The Development Plan generated a net check to us in 2003 in excess of $200,000; a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we only received $5,000 as part of the Development Plan. Although we have applied to sell a portion of our tax losses, due to a change in the standards of the Development Plan, our application was declined in 2007. We will continue to submit our application for the Development Plan in the future.


THE THREE MONTHS ENDING MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007
--------------------------------------------------------------------------

REVENUE - We had no revenue from any source for the three months ending March 31, 2008 and 2007.

RESEARCH AND DEVELOPMENT - Research and development costs increased from $5,400 for the three months ended March 31, 2007, as compared to $7,578 for the three months ending March 31, 2008. No studies have been performed during 2007 or 2008 thus there have only been incidental expenses.

COMPENSATION EXPENSE - Compensation expense decreased to $172,083 for the three months ended March 31, 2008, as compared to $236,245 for the three months ended March 31, 2007. This was due to a reduction in salaries.

TRAVEL EXPENSE - Travel expense increased to $26,502 for the three months ended March 31, 2008, as compared to $22,558 for the three months ended March 31, 2007.

PROFESSIONAL FEES - Professional fees increased slightly to $38,587 for the three months ended March 31, 2008, as compared to $36,894 for the three months ended March 31, 2007.

INSURANCE EXPENSE - Insurance costs increased from $18,350 for the three months ending March 31, 2007, to $34,783 for the three months ending March 31, 2008, due to an increase in the premiums that we pay for directors' and officers' insurance.

CONSULTING FEES - Consulting expenses decreased to $11,250 for the three months ending March 31, 2008, as compared to $58,737 for the three months ended March 31, 2007. This decrease was a result of our not issuing warrants or conducting offerings. In addition in February 2008 we ceased payments to all scientific consultants until further notice.

GENERAL AND ADMINISTRATIVE FEES -General and administrative expenses decreased to $27,581 for the three months ending March 31, 2008, as compared to $39,367 for the three months ended March 31, 2007. This decrease was a result of our renegotiating existing phone and internet contracts as well as a reduction in expenses associated with general office supplies.


LIQUIDITY AND CAPITAL RESOURCES

As of May 16, 2008, we have approximately $200,000 in current assets and have a core burn rate of approximately $40,000 per month. The $200,000 will be used primarily for operations going forward. Additional funds will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide to market. Future funds will be derived from debt or equity financings in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the Development Plan. To address our immediate cash requirements we are seeking financing opportunities. Our only long-term debt consists of the $1,800,000 convertible note payable to the former holders of our Series D Preferred securities which mature in April 2009.


                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING LANGUAGE SUCH AS "WILL LIKELY RESULT," "MAY," "ARE EXPECTED TO," "IS ANTICIPATED," "ESTIMATE," "BELIEVES," "PROJECTED," OR SIMILAR WORDS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS RISKS, INCLUDING, WITHOUT LIMITATION, OUR DEPENDENCE ON A SINGLE LINE OF BUSINESS; RAPID TECHNOLOGICAL CHANGE; OUR INABILITY TO OBTAIN ADEQUATE FINANCING; OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND THE POTENTIAL VOLATILITY OF OUR COMMON STOCK.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934, as amended, Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC's rules and forms. We have also designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management,  with the  participation of the Co-Chief  Executive  Officer and
Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. To address the weakness described below, we performed additional analysis and performed other procedures to ensure the financial statements were prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q, fairly present, in all material aspects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Based on Management's evaluation, with the participation of the Co-Chief Executive Officer and Chief Financial Officer, we concluded that, as of March 31, 2008 there is a deficiency, or a combination of control deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented.

The weakness identified by management related to the lack of necessary accounting resources. Currently we employ one individual who is in charge of our accounting and financial reconciliation on a day-to-day basis and also rely on one consultant to assist in the preparation of our financial statements and accompanying footnotes. Due to our size and nature, segregation of all conflicting duties is not possible and may not be economically feasible.

To the extent possible, we have implemented procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions is performed by separate individuals. In order to further correct this deficiency, upon the receipt of adequate financing, management intends to retain additional qualified in house staff which will enable us to maintain complete reporting and financial information in a timely manner.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2008, we are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS


EXHIBIT NO.                          DESCRIPTION

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

                                          TETRAGENEX PHARMACEUTICALS, INC.

May 20, 2008                              /s/Martin Schacker
                                          --------------------------------------
                                          Martin Schacker
                                          Co-Chief Executive Officer


May 20, 2008                              /s/Neil Martucci
                                          --------------------------------------
                                          Neil Martucci
                                          Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

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