Form 10KSB/A
period 2007-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-08-08
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (AMENDMENT NO. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO ________________

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	0-2834	22-3781895
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer I.D No.)
incorporation or organization)	Classification Code Number)

1 MAYNARD DRIVE SUITE 105
PARK RIDGE, NEW JERSEY 07656
(Address of Principal Executive Offices)

(201) 505-1300
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 13, 2008, based on the closing price of the Over-The-Counter Bulletin Board of $0.55 per share was $7,150,000.

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on May 10, 2008: 15,926,126.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

Explanatory Note

This Annual Report on Form 10-KSB/A (Amendment No.1) is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Tetragenex Pharmaceuticals, Inc. (the “Company”) on May 14, 2008 (the “Original 10-KSB”). The Company is amending Item 8A, Controls and Procedures, to (i) discuss the Company’s evaluation of its disclosure controls and procedures as required by Item 307 of Regulation S-B, (ii) amend the certifications of the Principal Executive Officer and Principal Financial Officer in accordance with the requirements of Item 601(b)(31), and (iii) correct certain typographical errors. The Company has also corrected certain immaterial typographical errors throughout this Annual Report on Form 10-KSB/A (Amendment No.1). This Annual Report on Form 10-KSB/A (Amendment No. 1) has not been updated or modified in any other way and speaks only as of the date of the original filing, May 14, 2008.

i

TABLE OF CONTENTS

		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
	MATTERS	16
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION OR PLAN OF OPERATIONS	16
ITEM 7.	FINANCIAL STATEMENTS	23
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	23
ITEM 8A.	CONTROLS AND PROCEDURES	23
ITEM 8B.	OTHER INFORMATION	23

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
	ACT	24
ITEM 10.	EXECUTIVE COMPENSATION	28
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	36
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

SIGNATURES		38

ii

PART I

ITEM 1.      BUSINESS

GENERAL

Tetragenex Pharmaceuticals, Inc. is headquartered in Park Ridge, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biopharmaceutical company to discover, develop and commercialize proprietary pharmaceutical products that would treat serious diseases for which current therapies are inadequate.

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

From the filing of the bankruptcy to November 2004, we filed a plan, negotiated settlements with both the creditor’s committee and the preferred shareholders and got our plan of reorganization confirmed in Bankruptcy Court in the Eastern District with an effective date of November 26, 2004.

Effective November 24, 2004, Innapharma merged with and into us pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Innapharma was merged with and into us upon confirmation of Innapharma’s proposed Plan of Reorganization as filed with the United States Bankruptcy Court for the Eastern District of New York on February 19, 2004 (the “Merger”). As a result of the Merger, the outstanding shares of capital stock of Innapharma were converted or canceled in the manner provided by the Merger Agreement, which generally provided for a conversion of four shares of common stock of Innapharma into one share of our common stock and reciprocal terms for the conversion of securities exercisable for common stock of each company, the separate corporate existence of Innapharma ceased, and we continued as the surviving corporation in the Merger.

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

We have conducted extensive testing of Nemifitide in both animals (preclinical) and human (clinical) studies over the last ten years. Early preclinical animal studies demonstrated the powerful potential of Nemifitide as a treatment for human patients suffering from depression. These preclinical results have been supported by the clinical studies that we have conducted in over 500 subjects in which Nemifitide were administered to over 400 subjects. In January 2003, we were conducting Phase 2 clinical trials (studies in depressed patients), in order to demonstrate proof-of-principle in patients. At that time, results of a 3-month toxicology study performed by Huntingdon Life Sciences, Inc. (“Huntingdon”) wherein dogs, in accordance with the requirements of the Food & Drug Administration (the “FDA”), were given extremely high daily doses of Nemifitide over a 3-month period (the “Dog Study”), became available. After three months, a customary sacrifice of certain dogs was performed. This study found brain and muscle lesions in the dogs. We notified the FDA and all human clinical trials were placed on hold by the FDA. We then engaged a panel of leading scientists in the field of neurotoxicology, neuropathology and regulatory affairs to evaluate all of the data and to address the feasibility of resolving the clinical hold. Following a recommendation from the FDA, our scientific team implemented two additional animal studies consisting of one primate study and one dog study. The independent expert panel thought that these studies would generate appropriate data for the FDA to address and remove the clinical hold. These studies are now completed. In the new dog study with a more sophisticated evaluation of the target organs, there was less toxicity observed than with the previous study with an improved risk-benefit safety profile. The primate study, with similar sophisticated evaluation, did not show any treatment-related toxicity due to Nemifitide at any of the doses investigated, which would suggest species specificity to the dog. The FDA confirmed on March 29, 2006, that they had completed their review our complete response to the clinical hold and that the clinical hold had been lifted. This permits us to re-enter human clinical trials.

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

ANTIDEPRESSANT DEVELOPMENT PROGRAM (“CNS”)

DEPRESSION

The Diagnostic and Statistical Manual of Mental Disorders (Fourth Edition) defines depression as a common psychobiological disorder that manifests itself through symptoms such as a pervasive low mood and loss of ability to enjoy usual activities, a change in weight, a change in appetite and/or sleep activity, a decrease in energy, a feeling of worthlessness or guilt, difficulty in thinking or making decisions, and/or recurring thoughts of death or suicide. Recent studies conducted by the World Health Organization (“WHO”), indicate that up to 20% of the world’s population will suffer from severe depression at one point in their lifetime of sufficient degree to require medical and/or psychotherapeutic intervention. According to the National Depressive and Manic Depressive Association, it is estimated that more than 22,000,000 American adults suffer from depression and result in approximately 30,000 suicides annually.

The United States government estimates that depression costs approximately $17 billion in lost work days each year.

Both the WHO and the National Institutes of Mental Health (“NIMH”) recognize that depression is a major global health problem and they have encouraged increasing resources to be devoted to improving currently available treatments, as only about 20% to 30% of patients with major depressive disorder are appropriately diagnosed and adequately treated. The United States Preventative Task Force, a group sponsored by an office of the United States Department of Health and Human Services, has recommended that physicians formally screen patients for depression during routine physical examinations and establish appropriate systems to ensure treatment and follow-up.

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

1.	RAPID ONSET OF ACTION AND SYMPTOMATIC RELIEF

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

2.	MANY PATIENTS EXPERIENCE COMPLETE SYMPTOMATIC RELIEF

Many patients who respond to Nemifitide enter into remission from their depression.

3.	FREEDOM FROM REGULAR DAILY TREATMENT

Nemifitide is administered via ten subcutaneous injections on average over a two to three-week period and has a long duration of effective action (approximately 4 months). This allows for intermittent clinical treatment versus regular daily treatment required with existing medications.

4.	MINIMAL SIDE EFFECTS IN PHASE 1 AND 2 STUDIES

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

5.	LITTLE OR NO POTENTIAL FOR ADVERSE INTERACTIONS WITH OTHER DRUGS

Based on in vitro (in test tubes) studies conducted to date, Nemifitide is not expected to show significant drug-drug interaction in human beings. This is especially beneficial in the treatment of geriatric depression or other patients who take multiple medications.

6.	POTENTIAL FOR ALTERNATIVE FORMS OF ADMINISTRATION

Evidence from a Phase 1 clinical study indicates that Nemifitide may be administered through needle less injection devices. We intend to explore other forms of delivery, such as transdermal patch (through the skin by way of a patch), intranasal spray and other methods of administration.

7.	POTENTIAL TO TREAT OTHER CNS DISORDERS

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

In vitro studies were conducted to determine the specific brain receptors to which Nemifitide binds. The results indicate that Nemifitide binds to certain serotonin receptors, such as 5HT2A and 5HTT. Other in vivo studies in rats confirmed these results. This is a strong indication that Nemifitide is interacting with the serotonergic pathway in the body, in a manner that differs from that of the selective serotonin reuptake inhibitors (SSRIs), such as Prozac, Paxil, Zoloft and others. This unique mechanism of action, in conjunction with the advantages of Nemifitide observed in the clinic, supports management’s belief that Nemifitide represents a new treatment paradigm for depression.

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

We have the following other product candidates currently in preclinical stages:

1.	NEW CENTRAL NERVOUS SYSTEM ACTIVE PEPTIDES

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

2.	ANTI-CANCER AND ANTIBIOTIC RESISTANCE DEVELOPMENT PROGRAM

Tetracyclines were discovered in the mid 1940’s. Initially, they were used as highly effective antibiotics in the treatment of a variety of infectious diseases. In the early 1980’s, it was discovered that tetracyclines were also effective inhibitors of MMPs (matrix metalloproteinases), key enzymes in the promotion of many human disorders. The first application of tetracyclines as Matrix Metal/opportunities MMP inhibitors was in the treatment of periodontal disease. However, management believes that the most promising area for tetracyclines is in the treatment of cancer. Cancer cells utilize MMPs for many of the processes associated with growth, proliferation and metastasis. Tetracyclines, which are usually of limited toxicity, can often be administered to patients in high doses for extended periods of time. This makes them particularly attractive candidates as anti-cancer drugs, where the toxicity of currently available therapeutics often limits the dose and duration of their utilization.

3.	CHEMICALLY-MODIFIED TETRACYCLINE-BASED COMPOUNDS

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

STRATEGIC COLLABORATIONS

On June 5, 2001, Quintiles, through its corporate ventures group PharmaBio Development, purchased $1,500,000 of our common stock. Simultaneously with the investment, we entered into a non-exclusive preferred provider agreement, pursuant to which Quintiles will be our preferred provider of outsourced clinical development and commercialization services and will work with us in planning and implementing a clinical program for Nemifitide. Under the agreement, Quintiles will provide us with access to its experts in the areas of central nervous system disorders and will become our clinical research provider of choice. We are under no obligation to retain Quintiles with respect to the provision of clinical research services unless Quintiles’ bid is competitively priced and it has the capacity and expertise to perform such services.

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

Further to our initial patent, we sequentially filed three continuation-in-part (“CIP”) applications that have also been issued as United States patents. We filed a first CIP application in 1995 to cover additional peptide-based compounds and issued as United States Patent No. 5,767,083 on June 16, 1998. We filed a second CIP application in 1997 to cover additional new peptide derivatives and issued as United States Patent No. 6,093,797 on July 25, 2000. We filed a third CIP application in 2002 to cover the use of the compounds in treating additional neurological and psychiatric disorders and new routes of administration for our compounds and issued as U.S. Patent No. 6,767,897 on July 27, 2004.

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

ANTIDEPRESSANT PEPTIDE PATENT FAMILY STATUS

	Application	Filing	Related Application
Country	No.	Date	Information	Status	Patent no.
United States	08/238,089	05/04/94		Granted 12/31/9	5,589,460
1st CIP-US	08/432,651	05/02/95	Continuation-in-part of US	Granted 06/16/98	5,767,083
			08/238,089
2nd CIP-US	08/962,962	11/04/97	Continuation-in-part of US	Granted 07/25/00	6,093,797
			08/432,651
3rd CIP-US	10/122,246	04/11/02	Continuation-in-part of US	Granted 07/27/04	6,767,897
			08/962,962
Divisional of 3rd	10/900,026	07/27/04	Divisional of US	Pending
CIP-US			10/122,246
Patent Cooperation	PCT/US95/05560	05/02/95	Based on US 08/238,089	Completed: entered
Treaty (PCT)				national phase
Patent Cooperation	PCT/US03/11403	04/10/03	Based on US 10/122,246	Completed: entered
Treaty (PCT)				national phase
Australia	2813995	11/04/96	Nat’l Phase of	Granted 08/06/98	685292
			PCT/US95/05560
Canada	2,189,145	10/29/96	Nat’l Phase of	Notice of Allowance	*
			PCT/US95/05560	issued October 22,
				2007. Issue fee paid;
				awaiting grant of
				patent.*
China (PRC)	CN 95193885.1	12/26/96	Nat’l Phase of	Granted 05/19/04	CN1150028C
			PCT/US95/05560
European Patent	95 92 3659.7	11/04/96	Regional Phase of	Granted 01/21/04	EP0759772
Convention			PCT/US95/05560	Validated in AT, BE,
				CH, DE, DK, ES, FR,
				GB, IE, IT, LI, LX,
				MN, NL, PT, and SE
European Patent	03 72 4013.2-	04/10/03	Regional Phase of	Pending
Convention	2404		PCT/US03/11403
Finland	FI 964363	11/04/96	Nat’l Phase of	Pending
			PCT/US95/05560
India	198CAL2001	04/04/01	Priority to US 08/432,651	Granted 12/06/03	191479
			(Divisional of 786CAL96)
India	237CAL2001	04/20/01	Priority to US 08/432,651	Pending
			(Divisional of 786CAL96)
India	483CAL2002	08/16/02	Divisional of 198CAL2001	Pending – agent	*
				reported Patent Office
				indication of
				allowability June 2007.
				The formalities required
				for grant are currently
				taking place.*
Indonesia	P-9526222	12/08/95	Based on US 08/432,651	Pending
Indonesia	P-00200500377	07/11/05	Divisional of Indonesian	Pending
			Application No. P-9526222
			(Priority to US 08/432,651)
Japan	529076/1995	11/05/95	Nat’l Phase of	Granted 11/17/06	3878983
			PCT/US95/05560
Malaysia	PI 9503240	10/27/95	Based on PCT/US95/05560	Granted 02/28/02	MYI13407 A
Malaysia	PI 20031342	04/10/03	Based on US 10/122,246	Pending
Norway	P964561	11/04/96	Nat’l Phase of	Granted 01/03/05	317919
			PCT/US95/05560

	Application	Filing	Related Application
Country	No.	Date	Information	Status	Patent no.
Russia	96 123 269	12/04/96	Nat’l Phase of	Granted 08/28/01	2,182,910
			PCT/US95/05560
Taiwan (ROC)	84111543	11/01/95	Based on PCT/US95/05560	Granted 10/11/02	167954
Taiwan (ROC)	92108419	04/11/03	Based on US 10/122,246	Granted 03/11/07	I 275398

DERMATOLOGICAL USE OF PEPTIDES PATENT FAMILY
	Application	Filing	Related Application
Country	No.	Date	Information	Status	Patent no.
Patent Cooperation	PCT/US2007/068	05/12/07	Earliest priority claimed is	Pending
Treaty (PCT)	827		to 60/801,128 filed
			05/17/06
United States	11/747,762	05/11/07	Priority claimed to:	Pending
			60/801,128 filed 05/17/06;
			60/825,070 filed 09/08/06;
			and 60/825,077 filed
			09/08/06, and CIP of
			10/900,026
United States	11/747,748	05/11/07	Priority claimed to:	Pending
			60/825,070 filed 09/08/06;
			and 60/801,128 filed
			05/17/06

TETRACYCLINE DERIVATIVES PATENT FAMILY STATUS
	Application	Filing	Related Application
Country	No.	Date	Information	Status	Patent no.
United States	10/264,454	10/04/02	Priority to US 60/327,502	Patented	7,214,669 B2
United States	11/673,589	02/11/07	Divisional of US	Pending
			10/264,454
United States	11/679,744	02/22/07	Divisional of US	Pending
			10/264,454
Patent Cooperation	PCT/US02/31730	10/04/02	Priority to US 60/327,502	Completed: entered
Treaty (PCT)				national phases
Australia	2002341970	04/01/04	Nat’l Phase of	Pending
			PCT/US02/31730
Canada	2,462,572	10/04/02	Priority to US 60/327,502	Pending
China (PRC)	200610099226.7	07/21/06	Divisional of 02819722.4	Pending
			(Nat’l Phase of
			PCT/US02/31730), now
			abandoned.
European Patent	02776131.1	04/23/04	Regional Phase of	Pending
Convention			PCT/US02/31730
European Patent	07117753.9	10/02/07	Divisional of 02776131.1	Pending
Convention
Hong Kong	07109104.7	08/21/07	HK extension of China	Pending
			(PRC) application no.
			200610099226.7
Indonesia	W -00200400639	04/06/04	Nat’l Phase of	Pending
			PCT/US02/31730
Japan	2003-533853	04/05/04	Nat’l Phase of	Pending
			PCT/US02/31730

	Application	Filing	Related Application
Country	No.		Information	Status	Patent no.
Malaysia	PI 20023717	10/04/02	Priority to US 60/327,502	Pending – Clear Report	*
(notice of allowance)
issued 08/10/07. Issue
fee has been paid;
awaiting grant.*
Malaysia	PI 20070863	05/31/07	Divisional of PI 20023717	Pending
(design.
10/04/02)
Norway	2004-1272	03/26/04	Nat’l Phase of	Pending
PCT/US02/31730
Russian Federation	2004109986	03/29/04	Nat’l Phase of	Patented	RU 2 300 380
			PCT/US02/31730		C2
Taiwan	91123025	10/04/02	Priority to US 60/327,502	Pending

NON-CORE PROGRAMS PATENT STATUS
			Related
	Application	Filing	Application		Patent
Country	No.	Date	Information	Status	No.	Title
United States	08/424,866	04/18/95		Granted	5,721,207	Method for treatment
				02/24/98		of pain
United States	08/531,525	09/21/95		Granted	5,840,683	Peptides inhibiting the
				11/24/98		oncogenic action of
						P21 RAS
United States	08/718,270	09/20/96	Priority to US	Granted	5,910,478	Peptidomimetics
			60/004,091 filed	06/08/99		inhibiting the
			09/21/95			oncogenic action of
						P21 RAS
United States	08/807,473	02/27/97	Priority to	Granted	5,990,172	Peptidomimetics for
			60/012,396 filed	11/23/99		the treatment of HIV
			02/28/96			infection
Canada	2,232,750	09/20/96	Nat’l Phase of	Pending		Peptides and
			PCT/US96/15098			Peptidomimetics
			filed 09/20/96			inhibiting the
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

The approximate aggregate minimum rental commitments on these leases are as follows:

Year Ending December 31,
2008	$75,600
2009	75,600
2010	75,600
2011	75,600
2012	22,000
$32,400

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

There were no matters submitted for stockholders’ vote during the fiscal year 2007.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Shares of our common stock are currently quoted on the bulletin board under the symbol “TTRX.”

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

Period	Low	High
2007
Fourth Quarter	$0.20	$0.51
Third Quarter	$0.35	$1.40
Second Quarter	$1.25	$1.52
First Quarter	NA
2006
Fourth Quarter	NA	NA
Third Quarter	NA	NA
Second Quarter	NA	NA
First Quarter	NA	NA

HOLDERS

On APRIL 28,2008 there were 762 holders of record of our common stock.

DIVIDENDS

No cash dividend was declared in 2006 or in 2007 through the date of this Annual Report.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

OVERVIEW

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. We are the successor company to Innapharma through a reverse merger, which was completed upon Innapharma’s emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and has insignificant operating revenues to date.

OPERATING HISTORY: PLAN OF OPERATION

We are currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of our flagship antidepressant compound was put on clinical hold by the Food and Drug Administration (the “FDA”) as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked us to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. We completed a subsequent a dog study and a primate study to address the concerns of the FDA. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. In our preclinical development plans, we will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. We currently have three GMP manufacturers synthesizing our compound, all of whom are located in Europe. We believe that we have sufficient Nemifitide bulk to meet our requirements for the foreseeable future. We intend to either license Nemifitide out for the final stage of development or raise additional capital and continue the Phase 2/3 development of Nemifitide. We had designed a protocol which we believe, if positive, would satisfy one of the two required pivotal trials by the FDA for drug approval. We are currently trying to secure the necessary financing to undertake a Phase 2/3 study of Nemifitide. We estimate the study to cost approximately $2,500,000 million.

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

Our most recent financing was completed in May 2006 at which time we raised approximately $700,000 at $1.30 per share. Our core burn rate had been approximately $80,000 a month. In mid 2007 we sought to reduce costs and were able to lower our burn rate to slightly over $60,000 per month. The fundraising market for small company’s has been extremely limited in recent times and despite seeking additional financings, to date we have been unable to secure the necessary funds. In March 2008 we further slashed costs and are now operating with a core burn rate of slightly over $40,000 per month. Our current cash on hand of $275,000 is adequate operating capital for approximately five to six. We will continue to explore every possible avenue to raise additional funds to allow us to continue to operate and move our lead compound forward through the development process.

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

For the past four years the Company has sold a portion of its tax losses through a program sponsored by the State of New Jersey. The program generated a net check to the company in 2003 in excess of $200,000; it generated a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006 due to the elimination of Innapharma we only received $5,000 as part of the program, however going forward we will be applying for Tetragenex’ tax losses. Unfortunately, due to a change in the focus of approved companies, the company’s application for tax loss sale was declined in the year 2007. We will continue to attempt to take part in this program in the future.

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

CONSULTING FEES- Consulting expenses increased to $1.1 million in 2007 as compared to $333,000 in 2006. This was largely attributable to the warrants issued to Dr. Stephen Stahl for (i) agreeing to Chair the company’s Scientific Advisory Board and (ii) becoming our Chief Scientific Consultant. In addition warrants were issued to the new members of our Scientific Advisory Board as well as several other scientific consultants who are assisting with our licensing efforts.

DIRECTORS FEES- Directors fees increased to $1.1 million as compared to $96,000 in 2006. This increase was attributable solely to the issuance of options to all Directors. The options were valued using the black scholes method.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of FIN 48 to have a material affect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is has no noncontrolling interests and thus will not have an impact, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.

FORWARD LOOKING STATEMENTS

INFORMATION BOTH INCLUDED AND INCORPORATED BY REFERENCE IN THIS PROSPECTUS MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “ESTIMATE,” “BELIEVE,” “INTEND” OR “PROJECT” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS PROSPECTUS ALSO CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR INDUSTRY AND BUSINESS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISK FACTORS DESCRIBED ABOVE AND ELSEWHERE IN THIS PROSPECTUS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 7.      FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICAL, INC.
INDEX

Page

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet as of December 31, 2007	F–2

Statements of Operations for the Years Ended December 31, 2007 and 2006	F–3

Statements of Stockholders’ Deficit for the Years Ended December 31, 2007 and 2006	F–4

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F–5

Notes to the Financial Statements	F–6

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tetragenex Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Tetragenex Pharmaceuticals, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2007. Tetragenex Pharmaceuticals, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the notes to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also disclosed in the notes. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
May 12, 2008

F–1

TETRAGENEX PHARMACEUTICALS, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$527,737
Prepaid insurance and other current assets	33,777
561,514

Property and equipment, net	4,188
Security Deposit	18,958
Patents, net	429,268
$1,013,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	1,153,639
Accrued interest	178,828
Total Current Liabilities	1,332,467

LONG TERM LIABILITY
Notes payable	1,882,362
Total Liabilities	3,214,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding -	15,926
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding
Additional paid-in capital	101,775,845
Accumulated deficit	(103,992,672)
Total Stockholders’ Equity	(2,200,901)
$1,013,928

Please See Notes to the Financial Statements

F–2

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	YEAR ENDED
	DECEMBER 31,
	2007	2006
REVENUE
Contract revenue	–	–
	–	–

OPERATING EXPENSES
Research and development	$22,154	$41,068
Compensation expense	1,593,610	1,818,029
Travel	83,701	90,507
General and administrative	1,405,034	305,059
Professional fees	133,203	165,981
Payroll taxes and employee benefits	81,675	80,920
Consulting fees	1,112,810	333,841
Rent and occupancy	91,671	120,561
Depreciation and amortization	44,406	43,854
LOSS BEFORE OTHER INCOME (EXPENSE) AND TAX BENEFIT	(4,568,264)	(2,999,820)

OTHER INCOME (EXPENSE)
Interest income	46,178	88,053
Interest expense	(57,872)	(57,872)
LOSS BEFORE TAX BENEFIT	(4,579,958)	(2,969,639)
Sales of tax losses	–	5,638
Net loss	$(4,579,958)	(2,964,001)

Basic and diluted net loss per share	$(0.29)	$(0.19)

Weighted average common shares outstanding	15,926,126	15,490,298

Please See Notes to the Financial Statements

F–3

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Shares
	Issued and
	Outstanding	Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2005	$14,638,038	$96,501,887	$(96,448,713)	$67,812
Issuance of common stock for cash	1,249,138	1,372,245		1,373,494
Issuance of common stock and options for	13,950	1,058,487		1,058,501
services
Net loss			(2,964,001)	(2,964,001)
BALANCE, DECEMBER 31, 2006	$15,901,126	$98,932,619	$(99,412,714)	$(464,194)
Stock issued to correct stock records	25,000	(25)
Issuance of common stock and options for		2,843,251		2,843,251
services
Net Loss			(4,579,958)	(4,579,958)
BALANCE, DECEMBER 31, 2007	$15,926,126	$101,775,845	$(103,992,672)	$(2,200,901)

Please See Notes to the Financial Statements

F–4

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	YEAR ENDED DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,579,958)	$(2,964,001)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and amortization	44,406	43,854
Stock, option and warrant compensation	2,843,251	1,097,368
Changes in Operating Assets and Liabilities
Prepaid insurance and other current assets	(15,608)	57,403
Accounts payable and accrued expenses	280,434	132,413
Accrued interest payable	57,872	57,872
NET CASH USED IN OPERATING ACTIVITIES	(1,369,603)	(1,575,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	–	(3,485)
Patent costs	(68,620)	(63,793)
NET CASH USED IN INVESTING ACTIVITIES	(68,620)	(67,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	–	1,334,627
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	1,334,627
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,438,223)	$(307,742)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,965,960	2,273,702
CASH AND CASH EQUIVALENTS, END OF YEAR	$527,737	$1,965,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes	–	–
Cash paid for interest	–	–

NON CASH TRANSACTIONS
Stock, options, and warrants issued for compensation	$2,843,251	$1,097,368
Stock issued to correct stock records	20,000	–

Please See Notes to the Financial Statements

F–5

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. THE COMPANY

Tetragenex Pharmaceuticals Inc. (“Tetragenex” or the “Company”) was incorporated in 2000 in the State of Delaware while Innapharma, Inc., the Company’s predecessor, was incorporated in 1989 also in the State of Delaware. The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma, Inc. merged into its wholly owned subsidiary Tetragenex. As part of the merger all existing shares, options and warrants converted into securities of Tetragenex on a 1-for-4 basis.

Tetragenex is a biopharmaceutical company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Innapharma developed and patented a novel platform of pharmaceutical “small chain” peptides that treat depression, anxiety and other central nervous system disorders, which were subsequently assigned to the Company upon the merger. The Company’s leading product candidate, the antidepressant compound Nemifitide, is currently in human clinical trials.

Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN AND LIQUIDITY

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $4,579,958 and $2,964,001 for years ended December 31, 2007 and 2006 respectively. In addition at December 31, 2007 the company has a working capital deficiency of $770,953, long term debt of $1.8 million and deficiency in stockholder equity of $2,200,901. The Company has less than 5 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. To address the company’s immediate cash requirements which are necessary for the Company to continue in business, the board of directors is making investments into a bridge loan to the company. Several other individuals may participate as well. Subsequently the company will commence an offering of its company stock in an effort to raise funds. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the company to continue its business will be available to the company on acceptable terms, or at all. The Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical company, could prove extremely lucrative to the company. The company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financing to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

F–6

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses and notes payable. These financial instruments are carried at cost, which unless otherwise disclosed, approximates fair value due to their short maturities.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

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

F–7

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

STOCK BASED COMPENSATION

On December 16, 2004 immediately following the revised pronouncement 123-R the Company early adopted the provisions of SFAS 123-R retroactively to January 1, 2003. The Company applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled the Company to treat employees and others on an equal basis. Had the Company not adopted 123-R it would have had to calculate employee options differently which the Company felt would lead to an inconsistency in the reflection of the value of options and warrants. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15,

F–8

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

2006. Tetragenex does not expect the application of FIN 48 to have a material affect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.

F–9

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

3. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

December 31,
2007
Furniture and fixtures	$82,995
Machinery and equipment	78,761
161,756
Less accumulated depreciation	157,568
$4,188

Depreciation expense for the years ended December 31, 2007 and 2006 was $5,459 and $9,315 respectively. The decrease was due to certain assets becoming fully depreciated.

4. INCOME TAXES

The income tax benefit for the year ended, December 31, 2007 and 2006, includes

	2007	2006
Federal	–	–
State	$ –	$5,638
	$ –	$5,638
DEFERRED
Federal	–	–
State	–	–
	$ –	$5,638

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

F–10

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

DECEMBER 31,
2007
DEFERRED TAX ASSETS:
Net operating loss carry forwards	$25,211,000
Research and development credits	825,000
TOTAL DEFERRED TAX ASSETS	26,036,000
Valuation allowance	(26,036,000)
Net deferred tax assets	$ –

The net change in the valuation allowance was an increase of $594,000 and $601,638 respectively.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

	2007	2006
Expected federal tax at statutory rate	$(470,000)	$(520,100)
State taxes, net of federal tax rate	(124,000)	(86,900)
Change in valuation allowance	594,000	601,362
	$ —	$(5,638)

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

F–11

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

6. STOCKHOLDERS’ EQUITY

STOCK OPTIONS

TETRAGENEX STOCK OPTIONS

On April 6, 2005 in connection with the Company’s warrant conversion all options issued prior to 2005 were converted into Tetragenex warrants exercisable either at $1 or $6. The Company incurred compensation expense due to the conversion of existing options into warrants. It was accounted for as a two-step process. The value of the existing options being converted was valued immediately before the modification using the black scholes method and the value was credited to reduce compensation expense. The warrants, which the options converted into, were also valued using the black scholes method and expensed to compensation. The net amounts charged and credited to compensation expense ultimately represents the incremental compensation cost measured as the excess of the fair value of the modified options/warrants determined in accordance with SFAS 123(R) over the fair value of the original options/warrants immediately before their terms were modified.

On January 5, 2005 the Company issued an aggregate of 3,787,500 options to officers, Directors and employees of the Company. The options have an exercise price of $1 per share and expire April 6, 2021. On August 23, 2005 an aggregate of 1,777,000 options were granted to officers, Directors and employees of the Company also with an exercise price of $1 per share and an expiration date of April 6, 2021. Additionally in December 2005 several members of the management team, employees and Directors agreed to convert either all or some of their deferred salaries or deferred payments due into options of the Company. An aggregate of $1,581,753 of accrued salaries was converted into 1,581,753 options to purchase Tetragenex common stock at $1 per share expiring December 2020. On December 31, 2005 there were 7,146,253 options outstanding. Expenses totaling $5,882,003 were charged to “Compensation Expense” representing the Black Scholes valuation of the options issued. A credit of $597,216 was entered to “Compensation Expense” resulting from the cancellation of the existing 2,698,189 options during 2005.

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

On July 26, 2007 the Board unanimously approved the granting of 3.72 million options, which was approved on May 29, 2007, to officers, Directors, employees and consultants of the Company outside of 2007 Stock Option Plan (the “Plan”) in the event the Plan was not approved by the Company’s stockholders for unforeseen reasons. All options are exercisable at $1 per share and expire 10 years from

F–12

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

issuance. The options were valued using the black scholes method and total charges of $2,001,999 were applied to the appropriate accounts.

On December 31, 2007 a total of 40,000 options were granted to Bruce Bergman, Aaron Cohen, William Comer and Alf Akerman (10,000 each) for participation on board committees under the same terms as the July 26, 2007 options. In 2007 an aggregate of 3,760,000 options were granted to officers, Directors and employees of the Company. Expenses totaling $2,011,839 were charged to “Compensation Expense” and “Board Expense” in 2007.

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

The following table presents the combined activity of the plan and non-plan stock option issuances for the years ended December 31, 2006 and 2007:

		WEIGHTED
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
OUTSTANDING AT DECEMBER 31, 2004	2,698,189	$13.20
Granted in 2005	7,146,253	$1.00
Converted to equity	2,698,189	$13.20
OUTSTANDING AT DECEMBER 31, 2005	7,146,253	$1.00
Granted during 2006	892,000	$1.00
OUTSTANDING AT DECEMBER 31, 2006	8,038,253	$1.00
Granted during 2007	3,760,000	$1.00
OUTSTANDING AT DECEMBER 31, 2007	11,798,253	$1.00

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of	Number of	Average	Remaining	Number of	Average	Remaining
Exercise Price	Options	Exercise Price	Life	Options	Exercise Price	Life
$1.00	11,798,253	$1.00	10.6	11,798,253	$1.00	10.6

F–13

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

The grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006
Expected life (years)	13.3	13.3
Risk-free interest rate	5.102%	4.840%
Volatility	96%	75%

WARRANTS

On April 6, 2005 as part of the Company’s private placement and a warrant exchange all existing employee options and all existing warrants that were not previously converted, were converted into warrants to purchase Tetragenex common shares either at $1 per share expiring November 30, 2009 or at $6 per share expiring November 30, 2011. An aggregate expense was issued to warrant restructuring totaling $3,030,256 to reflect the cancellation of existing warrants and issuance of new warrants based on the Black Scholes calculation.

On April 6, 2005 the Company agreed to issue 100,000 warrants exercisable at $1 per share expiring 11/30/2009 to two separate law firms in connection with work performed on the Company’s pending Registration Statement on Form SB-2 as well as the settlement with its former patent attorneys. An expense to “Legal Fees” of $123,400 was entered to reflect the value of these warrants based on the Black Scholes calculation.

In May 2005 the Company issued a total of 150,000 warrants to certain individuals to purchase the Company’s common stock at $1 per share expiring November 30, 2009 as compensation for consulting with the Company as well as introducing potential investors to the Company. An expense to “Consulting Fees” of $99,750 was entered to reflect the value of these warrants based on the Black Scholes calculation.

In the fourth quarter of 2006 a total of 86,055 warrants were issued to consultants for aiding in the Company’s fundraising process. As a result a total of $54,452 was expensed to “Consulting Expenses” for the quarter based on the black scholes calculation.

An aggregate of 925,000 warrants were issued during the 2nd quarter of 2007 to several prominent scientific consultants in exchange for future services to the company. The warrants are exercisable at $1.30 per share and expire 5 years from issuance. As a result an expense of $772,517 was charged to scientific consulting. The calculation was done using the black scholes method.

An aggregate of 155,000 warrants were issued during the 3rd quarter of 2007 to several financial consultants and to members of the company’s scientific advisory board. The warrants were valued using the black scholes method and total charges of $58,893 were applied to the appropriate accounts.

At December 31, 2007, the Company had outstanding warrants to purchase 12,018,514 shares of the Company’s common stock at exercise prices of $1, $1.30, $1.65 and $6 per share. These warrants have expirations of November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

F–14

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

The following table presents, for each of the following classes of warrants as determined by range of exercise price, the information regarding warrants outstanding and weighted-average exercise price as of December 31, 2007

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.00	7,058,796	$1.00
$1.30	1,030,000	$1.30
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00

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
39,742,893

Commitments and contingencies

7. EMPLOYMENT AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company’s cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December

F–15

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. On September 30, 2007 the executive had deferred compensation totaling $301,707. The executive was granted an aggregate of 1,420,000 options exercisable at $1 per share and expiring in 2020 during 2005 and another 115,000 in 2006 under the same terms. In the 3rd Quarter 2007 he was issued an aggregate of 850,000 options exercisable at $1 per share expiring 10 years from issuance for services to the company as Co-CEO and Chairman. The co-CEO is the nephew of the company’s other co-CEO David Abel.

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

CONSULTING AGREEMENTS

The Company had entered into an agreement with an individual to serve as a Senior Medical Consultant to the Company for a period of one year commencing October 21, 1999. The consultant receives a fee of $3,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. In connection with the agreement, the consultant received an immediately vested ten-year option to acquire 10,000 shares of the Company’s common stock at an exercise price of $12.00 per share. On December 10, 1999, for services provided to the Company, the Company’s Board of Directors granted the consultant an additional five-year option to acquire 10,000 shares of the Company’s common stock at an exercise price of $12.00 per share, 2,500 of which vested on December 10, 1999, and 2,500 of which vested each year thereafter, provided that the consulting agreement is extended beyond its original term. The Company extended the term of the consulting agreement in both 2000 and 2001, upon the same terms and conditions, for an additional year, to October 21, 2001 and 2002, respectively. The Company again extended the term of the consulting agreement in 2002 until October 21, 2003, at a fee of $4,000 per month, plus an additional non-accountable expense reimbursement of $500 per month for his services. The Company extended the contract until October 21, 2004 at a rate of $3,250 per month. He is currently consulting on a month-to-month basis for no compensation.

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

F–16

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

The Company plans to provide for additional working capital and funds for the continued development of its products through private or public sale of the Company’s common stock. The Company’s ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company’s ability to enter into such an agreement or successfully complete future funding.

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

The approximate aggregate minimum rental commitments on these leases are as follows:

YEAR ENDING DECEMBER 31,
2007	$87,300
2008	75,600
2009	75,600
2010	75,600
2011	75,600
2012	22,000
TOTAL MINIMUM LEASE
PAYMENTS	$324,400

Rental expense was $84,249 and $124,039 for the years ended December 31, 2007 and 2006 respectively.

F–17

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

11. RELATED PARTY TRANSACTIONS

NONE.

12. SUBSEQUENT EVENTS

NONE.

F–18

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this evaluation, management concluded that for our current level of activities our disclosure controls and procedures are effective.

(B) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007 we did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties. Currently we employ one individual who is in charge of our accounting and financial duties on a day-to-day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

To remedy this material weakness, we will, to the extent possible, implement procedures to assure the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Further, concurrent with having sufficient resources we will engage additional individuals to assist us in remedying this material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have altered our conclusion as to the ineffectiveness of such controls.

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

NEIL MARTUCCI has served as the Company’s Chief Financial Officer since 2004. In 2003, he joined Innapharma, Inc. as Controller and was appointed Chief Financial Officer in 2004. From 2001 through 2003 Mr. Martucci served as Vice President of Investments for Kirlin Securities, a publicly traded investment bank. From 1994 through 2001, Mr. Martucci served as Vice President of Investments for M.S. Farrell and Co, a small Wall Street Investment firm. In addition, he served as an investment banker for M.S. Farrell and Co. from 1999 through 2001. Mr. Martucci graduated from Miami (Ohio) University with a degree in finance in 1994. ROBERT P. BUDETTI has served as our Chief Operating Officer and a Director since October 1999. Mr. Budetti served as our Chief Financial Officer from October 1999 to December 2000. Since 1979, Mr. Budetti has served as the Chief Executive Officer of the Feighner Research Institute, a clinical neuropsychopharmacologic research center. From 1984 to 1992, Mr. Budetti served as the Chief Operating Officer and Chief Financial Officer of ICR, of which he was one of the founders. In 1992, ICR was sold to Quintiles. From 1992 to 1994, Mr. Budetti served as the Chief Financial Officer of the ICR division of Quintiles. Mr. Budetti received a BA in Engineering Sciences and Applied Physics from Harvard College in 1963 and a MBA from Harvard Business School in 1968.

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

BRUCE J. BERGMAN, ESQ. has served as our Director since November 1994. He is a member of the New York law firm of Berkman, Henoch, Peterson & Peddy, P.C., where he practices real estate litigation and mortgage foreclosure. Previously, Mr. Bergman was a Deputy Attorney for Nassau County and a Deputy Bureau Chief for Special Litigation in Nassau County. Mr. Bergman currently serves as an adjunct associate professor of real estate at New York University Real Estate Institute and a special lecturer in law at Hofstra Law School. He is a member of the American College of Real Estate Lawyers, the American College of Mortgage Attorneys and was three times elected City Councilman in Long Beach, New York, serving in that capacity from 1980 through 1988. His biography appears in WHO’S WHO IN AMERICAN LAW and he is listed in AMERICA’S BEST LAWYERS. Mr. Bergman received a B.S. from Cornell University in 1966 and a J.D. from Fordham Law School in 1969.

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

AARON COHEN has served as a Director since February 2001. Mr. Cohen, founded National Technical Systems in 1961, a publicly traded company and is currently a Vice-Chairman of the Board of Directors; Mr. Cohen has served as the President of Smithway Associates, Inc., a property management company, since 1991. He is the Chief Financial Officer and Director of Intelligent Optical Systems. . Mr. Cohen is a Member of the Deans Adivsory Board of the Henry Samueli UCLA School of Engineering and Applied Sciences, the American Society of Quality Control, the Institute of Environmental Sciences and a Professional Member of the International Conference of Building Officials. In addition, Mr. Cohen is a Director of the Sephardic Education Center and the Vice President of Sephardic Temple Tifereth Israel. Mr. Cohen is a Registered Professional Engineer in the State of California, and received his B.S. in Engineering from UCLA in 1958. There are no family relationships among any of our Directors or executive officers, other than David Abel is Martin Schacker’s uncle.

COMPOSITION AND ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors currently consists of nine members. In June 2004, our Board of Directors was divided into three classes, designated as Class I, Class II and Class III. The Board of Directors currently consists of three Class I Directors (William T. Comer, Ph.D., Aaron Cohen and Alf E. Akerman), three Class II Directors (Bruce J. Bergman, Esq., Kenneth Cartwright and Robert P. Budetti), and three Class III Directors (Martin F. Schacker, David Abel and John P. Feighner, M.D.). The Class I Directors shall serve as Directors for an initial term of one year, the Class II Directors for an initial term of two years and the Class III Directors for an initial term of three years. The initial term for each class of Directors commenced in June 2004. After the initial term expires, each Director shall then serve for a staggered three-year term. At each annual meeting of stockholders, a class of Directors will be elected for a three-year term to succeed the Directors of the same class whose terms are then expiring. A Director holds office until the annual meeting for the year in which such Director’s term expires and until such Director’s successor shall be duly elected and qualified, subject, however to prior death, resignation, retirement, disqualification or removal from office.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2007. Effective January 1, 2002, each non-employee and non-consultant member of our Board of Directors received the following annual compensation in consideration for services rendered as a Director: (i) a five-year option to purchase up to 40,000 shares of our common stock, which options vest quarterly and were issued annually in arrears, and were exercisable at an exercise price equal to (a) a 15% discount to the fair market value at the end of the year in which such option is granted, if our common stock is publicly traded, unless such percentage reduction shall have a deleterious tax consequence upon us, in which event the exercise price shall be equal to the fair market value, or (b) such dollar amount as is set by our Board of Directors at the end of the year in which such option is granted, if our common stock is not publicly traded; (ii) a cash stipend of $12,500 per annum, paid on a quarterly basis; and (iii) reimbursement of reasonable and ordinary expenses incurred in connection with such member’s attendance at Board or committee meetings. In 2005 all existing options were converted into Tetragenex warrants exercisable at either $1 per share or $6 per share expiring either in November 2009 or 2011. At the Board’s request all Board stipends were deferred to a later date. In December 2005 all deferred Board stipends were converted into Tetragenex options. In July 2006 it was decided that all Board members serving on a Board committee would be entitled to an additional $10,000 per year to be paid options until it was determined that we had sufficient funds to pay the fee in cash.

If Directors provide additional consulting services outside of their duties as Board members, they may receive additional compensation above their cash stipend. In 2005 we issued employees, officers, and Directors a one-time option grant of approximately 25% of our fully diluted outstanding shares of common stock. The amount and breakdown was determined by the Board.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

Executive Compensation

						Non-	Non-
						equity	qualified
						Incentive	Deferred
						Plan	Compen-	All Other
				Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(H)	(I)
Martin Schacker(1)	2007	300,000	45,000	–	459,918	–	–	14,000	818,918
Co-CEO/ Chairman	2006	300,000	45,000	–	132,627	–	–	14,000	491,627
David Abel(2)	2007	110,000	–	–	162,324	–	–	–	272,324
Co-CEO/Vice-Chairman	2006	110,000	–	–	126,860	–	–	–	236,860
Robert Budetti(3)	2007	–	–	–	189,378	–	43,000	232,378
Board Member	2006	–	–	–	172,992	172,992
Neil Martucci(4)	2007	100,000	20,000	–	162,324	–	–	–	282,324
Chief Financial Officer	2006	95,000	–	–	63,430	–	–	–	158,430
Dr. Kenneth Cartwright(5)	2007	60,000	–	–	270,540	–	–	6,000	396,540
Chief Scientific Officer	2006	60,000	–	–	63,430	–	–	–	123,430

(1)

As per his employment agreement, Mr. Schacker is due an annual salary of $300,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Schacker, at the Board’s request, agreed to defer 50% of his annual salary and is still doing so. During 2006, Mr. Schacker received an aggregate of 115,000 options exercisable at $1 per share exercisable

15 years from issuance as part of an executive option grant. During the 2007 fiscal year, Mr. Schacker received 850,000 additional options exercisable at $1 per share expiring 10 years from issuance.

(2)

Mr. Abel is due to receive an annual salary of $110,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Abel at the Board’s request agreed to defer 100% of his annual salary and has thus received no cash compensation since then. During 2006, Mr. Abel received an aggregate of 110,000 options exercisable at $1 per share exercisable 15 years from issuance. The options were granted for services provided. The options are fully vested. In 2007 Mr. Abel received an additional 300,000 options, exercisable at $1 per share expiring 10 years from issuance.

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

DIRECTORS COMPENSATION

					Nonqualified
	Fees Earned			Non-equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
Name	Cash	Stock Award	Awards	Compensation	Earnings	Compensation	Total
William Comer	$12,500	0	$124,203	0	0	0	$136,703
Aaron Cohen	$12,500	0	$124,203	0	0	0	$136,703
Alf Akerman	$12,500	0	$124,203	0	0	0	$136,703
Bruce Bergman	$12,500	0	$124,203	0	0	0	$136,703

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

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, we entered into a three-year employment agreement with our co-Chief Executive Officer and co-Chairman of the Board, Mr. Martin Schacker. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of Mr. Schacker’s efforts on our behalf and his performance, our Board of Directors: (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted Mr. Schacker a ten-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to us, the Board of Directors: (x) further increased his annual salary to $300,000, (y) further extended the term of the agreement by one year, through and including December 15, 2005, and (z) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share. In December 2005, the executive’s contract was extended by an additional 3 years by the Board under the same terms as the previous agreement. On April 6, 2003 as a result of our cost reduction, Mr. Schacker agreed to defer half of his $300,000 yearly salary. In December 2005, Mr. Schacker agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. At December 31, 2007, Mr. Schacker had deferred compensation totaling $326,982. Mr. Schacker was granted an aggregate of 850,000 options exercisable at $1 per share and expiring in 2017 during 2007. Mr. Schacker is Mr. Abel’s nephew.

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

On April 6, 2003, members of the scientific team, Dr. Joseph Hlavka, Dr. Gabriella Nicolau, and Dr. Richard Ablin resigned as employees and became our part-time consultants. Each was paid a consulting fee on a month-to-month basis ranging from $1,000 to $5,000 per month. In late 2007, in an effort to curtail costs we ceased consulting payments until further notice.

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

	Shares of Common Stock	Percentage of Common
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Shares Beneficially Owned
Martin F. Schacker(3)	2,748,679	14.70%
David Abel(4)	2,443,622	13.76%
John P. Feighner, M.D.(5)	2,765,306	15.48%
Robert P. Budetti(6)	1,492,817	8.58%
Alf E. F. Akerman(7)	667,708	4.02%
Bruce J. Bergman, Esq.(8)	695,521	4.18%
Kenneth Cartwright(9)	1,233,925	7.2%
William T. Comer(10)	915,089	5.48%
Aaron Cohen(11)	775,155	4.68%
Neil Martucci(12)	607,643	3.68%
The William Shenk 1996 Revocable Trust(13)	1,681,088	10.14%
All Directors and officers as a group (9) persons)	16,026,553	55.02%
* less than one percent

(1)	Unless otherwise indicated, the address of each person listed below is c/o Tetragenex Pharmaceuticals, Inc., 1 Maynard Drive, Suite 205, Park Ridge, New Jersey.

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

(3)

Martin Schacker is our Chairman and Co-CEO. His holdings consist of 49,833 common shares which represents .31% of our total outstanding common stock as of 4/29/08, based on 15,926,126 shares outstanding, which was received from acting as a placement agent during our early stage financing as Chairman of M.S. Farrell. Additionally, 2,562,000 options exercisable at $1 per share expiring at different times between 2017 to 2020 were granted to Mr. Shacker as consideration for services provided to us as well as the forgiveness of accrued salaries due to Mr. Schacker. Additionally, Mr. Schacker currently owns 62,169 warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 74,677 non- voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011. The warrants consist of options for services provided which were converted into warrants as well as for acting as a placement agent over the years in our private placements. Mr. Schacker is the nephew of David Abel.

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

(13)

William Shenk, P.O. Box 1991 La Jolla, CA, is our beneficial owner and his holdings consist of 1,000,000 shares of common stock which represents 6.28% of our total outstanding common shares as of 4/29/08, based on 15,926,126 shares outstanding, as well as 650,000 non-voting warrants exercisable at $1 per share expiring November 30, 2009, 667 non- voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011, and 30,421 non- voting warrants to purchase shares of our common stock at $1.65 per share expiring November 30, 2009.

COMPENSATION PLANS

Options/SAR Grants

			% of Total	% of Total
	Number of		Options	Options
	Securities		Granted to	Granted to
Name and	Underlying		Employees	Employees	Exercise	Expiration
Principal Position	Options		in 2007	in 2006	Price	Date
Martin Schacker	115,000	(1)		12.90%	$1.00	January 2020
Chairman/Co-CEO	850,000	(2)	23.00%		$1.00	August 2017
David Abel	110,000	(3)		12.33%	$1.00	January 2020
Co-CEO/Vice Chairman of the Board	300,000	(4)	8.10%		$1.00	August 2017
Dr. John Feighner	55,000	(5)		6.17%	$1.00	January 2020
Former Director/Former President					$1.00	August 2017
Robert Budetti	150,000	(6)		16.82%	$1.00	January 2020
Director	350,000	(7)	9.46%		$1.00	August 2017
Dr. Kenneth Cartwright	55,000	(8)		6.17%	$1.00	January 2020
Chief Scientific Officer/Director	500,000	(9)	13.51%		$1.00	August 2017
Neil Martucci	55,000	(10)		6.17%	$1.00	January 2020
Chief Financial Officer			8.1%		$1.00	August 2017
Other Employees and Board	451,000			50.56%	$1.00	January 2020
	1,400,000		37.83%		$1.00	August 2017

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

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Equity
	Option (#)	Options (#)	Incentive Plan	Option	Option
Name	Exercisable	Exercisable	Awards	Exercise Price	Exercise Date
Martin Schacker	1,712,000	0	0	$1.00	January 6, 2020
	850,000	0	0	$1.00	August 2017
David Abel	1,138,187	0	0	$1.00	January 6, 2020
	300,000	0	0	$1.00	August 2017
Kenneth Cartwright	437,502	0	0	$1.00	January 6, 2020
	500,000	0	0	$1.00	August 2017
Neil Martucci	295,000	0	0	$1.00	January 6, 2020
	300,000	0	0	$1.00	August 2017

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

Our Co-CEO and Chairman of the Board, Martin Schacker is the nephew of the Co-CEO and Vice Chairman, David Abel.

We utilize office space and personnel at the Feigner Research Institute (“Institute”), which is owned by John P. Feighner MD, Inc. for which we reimbursed the Institute under a cost reimbursement agreement. We also utilize the Institute to perform our contract research. Our former President was also an owner and a Director of the Institute. In 2007 and 2006 we reimbursed John P. Feighner MD, Inc. $0 and $8,773, respectively, for rent and insurance. As of December 31, 2006, we are no longer leasing facilities from John P. Feighner MD, Inc.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.	Description
1.1(1)	Placement Agent Agreement between Equity Source Partners, LLC and Tetragenex
Pharmaceuticals, Inc.

2.1(1)	Final order of the bankruptcy of Innapharma, Inc.

3.1.1(1)	Amended and Restated Certificate of Incorporation of Tetragenex Pharmaceuticals, Inc.

3.1.2(1)	Amended and Restated By-laws of Tetragenex Pharmaceuticals, Inc.

3.2(1)	Certificate of Authority to do business in the State of New Jersey of Tetragenex
Pharmaceuticals, Inc.

3.2.1(1)	Certificate of Correction of Certificate of Merger

4.1(1)	Promissory Note

10.1(1)	Employment Agreement with Martin Schacker dated October 28, 1999, as amended.

10.2(2)	Definitive Agreement with Dr. Stephen Stahl, dated May 29, 2007.

14(1)	Code of Ethics

16(1)	Letter from Former Auditor

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1(1)	Patent Security Agreement.

(1)	Previously filed with our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 13, 2006, and declared effective on January 26, 2007.

(2)	Previously filed with our Current Report on Form 8-K, filed with the Commission on May 31, 2007.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have appointed Demetrius & Company, LLC as our independent auditors to audit our financial statements. The aggregate fees billed for services rendered by Demetrius & Company, LLC for 2007 and 2006 are described below:

AUDIT FEES. Fees from audit services totaled approximately $52,000 and $58,000 for 2007 and 2006, respectively. Fees also include fees for the reviews of the company’s quarterly financials.

OTHER AUDIT FEES: Registration Statement totaled $10,000 and $8,000 for 2007 and 2006 resprectively

TAX FEES. Fees for tax services totaled approximately $10,000 and 13,000 for 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August 2008.

TETRAGENEX PHARMACEUTICALS, INC.

By:	/s/ MARTIN F. SCHACKER
Martin F. Schacker, Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Martin F. Schacker	Chairman of the Board and	August 8, 2008
Martin F. Schacker	Co-Chief Executive Officer

/s/ David Abel	Vice Chairman of the Board,	August 8, 2008
David Abel	Co-Chief Executive Officer

/s/ Neil Martucci	Chief Financial Officer	August 8, 2008
Neil Martucci

/s/Robert P. Budetti	Chief Operating Officer and	August 8, 2008
Robert P. Budetti	Director

/s/Kenneth Cartwright	Senior Vice President of Drug	August 8, 2008
Kenneth Cartwright	Developments Regulatory
Affairs and Director

/s/Alf E. F. Akerman	Director	August 8, 2008
Alf E. F. Akerman

/s/Bruce J. Bergman, Esq.	Director	August 8, 2008
Bruce J. Bergman, Esq.

/s/William T. Comer, Ph.D	Director	August 8, 2008
William T. Comer, Ph.D

/s/Aaron Cohen	Director	August 8, 2008
Aaron Cohen