Form 10-Q
period 2008-06-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-08-14
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	0-2834	22-3781895
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	I.D. No.)

     1 Maynard Drive Suite 105
Park Ridge, New Jersey 07656
(Address of Principal Executive Offices)

(201) 505-1300
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑    No ☐

Number of shares outstanding of registrant’s common stock, $0.001 par value, outstanding on August 12, 2008: 15,926,126.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Page
Unaudited Condensed Balance Sheet as of June 30, 2008 and Audited Balance Sheet as of
December 31, 2007	F-1

Unaudited Condensed Statement of Operations for the Three and Six Month Periods
Ended June 30, 2008 and 2007	F-2

Unaudited Condensed Statement of Cash Flows for the Six Month Periods Ended June 30, 2008
and 2007	F-3

Notes to Unaudited Condensed Financial Statements	F-4

TETRAGENEX PHARMACEUTICALS, INC.
UNAUDITED CONDENSED BALANCE SHEET
AS OF JUNE 30, 2008 AND
AUDITED BALANCE SHEET
AS OF DECEMBER 31, 2007

	December 31,	June 30,
	2007	2008
	(audited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$527,737	$396,815
Prepaid insurance and other current assets	33,777	18,670
Total Current Assets	561,514	415,485

Property and equipment, net	4,188	3,129
Security Deposit	18,958	18,958
Patents, net	429,268	449,366
TOTAL ASSETS	$1,013,928	$886,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,153,639	1,590,106
Accrued interest	178,828	209,257
Notes Payable	–	1,882,362
Total Current Liabilities	1,332,467	3,681,725

Long Term Liability
Notes payable	1,882,362	123,054
Total Liabilities	3,214,829	3,804,779

Commitments and Contingencies

Stockholders’ Equity(Deficit)
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares	15,926	15,926
issued and outstanding
Additional paid-in capital	101,775,845	101,830,049
Accumulated deficit	(103,992,672)	(104,763,816)
Total Stockholders’ (Deficit)	(2,200,901)	(2,917,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,928	$886,938

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue
Contract revenue	$–	$–	$–	$–
	–	–	–	–

Operating Expenses
Research and development	$316	$(931)	$7,894	$4,469
Compensation expense	187,058	183,094	359,141	419,338
Travel	10,095	18,608	36,597	41,167
General and administrative	56,218	59,426	114,341	112,771
Professional fees	43,347	46,752	81,934	83,646
Payroll taxes and employee benefits	15,867	17,983	39,875	46,336
Consulting fees	19,032	817,510	30,282	876,589
Rent and occupancy	28,043	22,971	48,861	50,073
Depreciation and amortization	11,329	11,073	21,896	21,439
Loss before other income(expense) and tax
benefit	(371,305)	(1,176,486)	(740,821)	(1,655,828)

Other Income (Expense)
Interest income and other	518	13,482	2,365	31,168
Interest expense	(18,091)	(14,083)	(32,688)	(28,679)
Loss before Tax Benefit	(388,878)	(1,177,087)	(771,144)	(1,653,339)
Net Loss	$(388,878)	$(1,177,087)	$(771,144)	$(1,653,339)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.05)	$(0.10)

Weighted average common shares outstanding	15,926,126	15,901,126	15,926,126	15,901,926

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR SIX–MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

	Six months ended June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(771,144)	$(1,653,339)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities
Depreciation and amortization	21,896	21,440
Amortization of debt discount	2,258	–
Stock, option and warrant compensation	–	772,518
Changes in Operating Assets and Liabilities
Prepaid insurance and other current assets	15,107	(2,623)
Accounts payable and accrued expenses	436,467	113,898
Accrued interest payable	30,429	28,679
NET CASH USED IN OPERATING ACTIVITIES	(264,987)	(719,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	(40,935)	(45,707)
NET CASH USED IN INVESTING ACTIVITIES	(40,935)	(45,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	175,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	–

Net Decrease in Cash and Cash Equivalents	(130,922)	(765,134)
Cash and Cash Equivalents, Beginning of Year	527,737	1,965,960
Cash and Cash Equivalents, End of Period	$396,815	$1,200,826

Supplemental Disclosures of Cash Flow Information
Cash paid for taxes		$2,716

Non Cash Transactions
Stock, options, and warrants issued for compensation	–	719,427

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. THE COMPANY

Tetragenex Pharmaceuticals Inc. (“Tetragenex” or the “Company”) was incorporated in 2000 in the State of Delaware while Innapharma, Inc., the Company’s predecessor, was incorporated in 1989 also in the State of Delaware (“Innapharma”). The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma undertook a reverse merger into its then wholly owned subsidiary, Tetragenex. As part of the merger all existing shares, options and warrants of Innapharma converted into securities of Tetragenex on a 1-for-4 basis.

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

The Company has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $4,579,958 and $2,964,001 for the years ended December 31, 2007 and 2006, respectively. In addition at June 30, 2008 the Company had a working capital deficiency of $3,266,240 and deficiency in stockholder equity of 2,917,841. The Company has less than five months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern.

To address its liquidity concerns, on May 28, 2008 the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals.

The Company’s low stock price and its continuing losses may make it difficult to obtain additional equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

F–4

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont’d)

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company does not believe the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

In June 2007, the FASB issued Emerging Issue Task Force No. 07-03 (“EITF 07-03”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 151” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The intention of SFAS No. 160 is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for the Company as of January 1, 2009 and earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions on or after December 1, 2009 and earlier application is prohibited.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). This Statement shall be effective sixty days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

F–5

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont’d)

Interim Financial Statements

Financial statements as of June 30, 2008 and for three month periods ended June 30, 2008 and 2007, have been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as appearing in the Company’s form 10-KSB filed with the SEC on May 14, 2008, and as amended thereafter.

Notes Payable

The Company has notes payable with an aggregate face value of $1,882,362 which carry 3% interest and are due on April 23, 2009. The notes are convertible into common shares at $0.50 per share at the discretion of the holders of the notes. The notes are secured by the patents of the Company.

The Company issued promissory notes with an aggregate face value of 175,000 on May 28, 2008. $100,000 of the proceeds was received from related parties of the Company. For every $1.00 invested, each investor received a promissory note for $1.00 carrying 12% interest per annum, plus a warrant to purchase two shares of the Company’s common stock at $0.50 per share. The promissory notes will be paid back upon (i) the two year maturity date, or (ii) the Company’s closing of a financing equal to or greater than $2,000,000, and are convertible into securities issued in such financing at the holder’s discretion. The Company recorded a debt discount related to the issuance of the notes of approximately $54,000 and amortizing the discount over the 2 year term of the notes. The amortization of the debt discount through June 30, 2008 was recorded as interest expense and amounted to approximately $2,250. The warrants issued were valued by using the black scholes method. On June 30, 2008 the Company had outstanding notes payable in the aggregate amount of $2,005,416.

Stockholders’ Equity

Stock Options

All options are vested immediately. The options are not trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to at the time of the grant.

On June 30, 2008, there were a total of 11,798,253 options outstanding all exercisable at $1.00 per share expiring between 2017 and 2020.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of June 30, 2008:

F–6

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont’d)

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise	Number of	Exercise	Remaining	Number of	Exercise	Remaining
Price	Options	Price	Life	Options	Price	Life
1.00	11,798,253	1.00	10.3	11,798,253	1.00	10.3

Warrants

On May 28, 2008 the Company issued 350,000 warrants exercisable at 0.50 per share expiring 5 years from issuance to certain investors.

At June 30, 2008, the Company had outstanding warrants to purchase 12,368,514 shares of the Company’s common stock at exercise prices of $0.50, $1.00, $1.30, $1.65 and $6.00 per share. These warrants have expirations of May 28, 2010, November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011, respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding number of warrants outstanding and weighted-average exercise price as of June 30, 2008.

	Warrants Outstanding
Range of Exercise	Number of	Weighted Average
Price	Warrants	Exercise Price
$0.50	350,000	0.50
$1.00	7,058,796	1.00
$1.30	1,030,000	1.30
$1.65	645,322	1.65
$6.00	3,284,396	6.00

Common Stock Transactions

No shares of the Company’s common stock were issued during the quarter ended June 30, 2008. On June 30, 2008 there were 15,926,126 shares of common stock outstanding

At June 30, 2008, the Company had authorized 50,000,000 shares of common stock, $0.001 par value. The following table represents the approximate allocation of reserved shares at June 30, 2008:

Common Stock	15,926,126
Stock Options	11,798,253
Warrants	12,368,514
40,092,893

F–7

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont’d)

3. EMPLOYMENT AGREEMENTS

Employment Agreements

On December 15, 1999, the Company entered into a three–year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of 17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17.00 per share. On April 6, 2003, as a result of the Company’s cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert 177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1.00 per share expiring December 20, 2020. On June 30, 2008 the executive had deferred compensation totaling $397,000. The co-CEO is the nephew of the company’s other co-CEO David Abel.

All officers, Directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On June 30, 2008, there were $1,123,808 deferred from officers and employees and $193,750 from directors. It is anticipated that the majority of accrued salaries will be converted into warrants of the Company’s common stock on a 1-for-1 basis. In April 2008, at the Board’s request, all salaried employees of the Company were subject to a minimum 50% temporary salary reduction while the Company sought financing for its operations.

4. LITIGATION

At June 30, 2008 the Company was not involved in any ongoing litigation.

5. RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to risks associated with the commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $104,763,817 and $101,066,053 at June 30, 2008 and 2007, respectively.

F–8

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (cont’d)

The Company plans to provide for additional working capital and funds for the continued development of its products through private or public sales of its common stock. The Company’s ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company’s ability to enter into such an agreement or ability to successfully complete future funding.

6. LEASE OBLIGATIONS

On March 12, 2003, the Company entered into an operating lease for its current office space in Park Ridge, New Jersey. The initial lease commenced on March 31, 2003 and expired on March 31, 2007 and required monthly base rental payments of $10,200 plus certain annual escalation. In December 2006 the Company entered into a five-year operating lease to rent different space in the same building where its prior offices were located, which commenced on April 1, 2007 and requires monthly base rental payments of $6,300 per month and expires on April 1, 2012.

The approximate aggregate minimum rental commitments on the lease are as follows

Year Ending December 31,
2008	$37,800
2009	$75,600
2010	$75,600
2011	$75,600
2012	$22,000
Total Minimum Lease Payments	$286,600

The Company’s rental expense was $84,249 and $124,039 for the years ended December 31, 2007 and 2006 respectively.

7. RELATED PARTY TRANSACTIONS

None.

8. SUBSEQUENT EVENTS

In July 2008 the Company issued promissory notes with an aggregate face value of $75,000. For every $1.00 invested, each investor received a promissory note for $1.00 carrying 12% interest per annum plus a warrant to purchase two shares of the Company’s common stock at $0.50 per share.

F–9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of depression, antibiotic resistance and anticancer. We are the successor company to Innapharma, Inc. (“Innapharma”) through a reverse merger, which was completed upon Innapharma’s emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and had insignificant operating revenues on the date of the merger.

Operating History

We are currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2, clinical development of Nemifitide, our studies were was put on clinical hold by the Food and Drug Administration (the “FDA”) as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked us to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. We completed a subsequent dog study and a primate study to address the FDA’s concerns. After we submitted final reports for from these studies to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. In our preclinical development plans, we will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. We currently have three manufacturers synthesizing our compound, all of whom are located in Europe. We believe that we have sufficient Nemifitide bulk to meet our requirements for the foreseeable future. We intend to either license Nemifitide out for the final stage of development or raise additional capital and continue the Phase 2/3 development of Nemifitide We have designed a protocol which we believe, if positive, would satisfy one of the two required pivotal trials by the FDA for drug approval. We are currently trying to secure the necessary financing to undertake a Phase 2/3 study of Nemifitide. We estimate the study to cost approximately $3,000,000.

We are currently also developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer (prostate and breast) and antibiotic-resistant bacterial infections.

Our tetracycline-based drugs are in the preclinical development stage. Our in vitro studies have identified a series of chemically modified tetracyclines, which we believe can be used in the treatment of cancer and antibiotic-resistant infections. To date, we have prepared and developed approximately 100 tetracycline-based derivatives. We filed a patent application on October 5, 2002, covering our tetracycline product candidates. We intend to complete additional in-vivo and in-vitro studies, prepare an investigational new drug application (“IND”) and attempt to license both the anti-cancer compound and the treatment resistant bacteria compound out for development.

In addition to our in-house development program, we intend to research and acquire existing compounds and replatform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

In March 2008 we slashed costs and are now operating with a core burn rate of slightly over $40,000 per month. Our current cash on hand of $200,000 is adequate operating capital for approximately four months. We will continue to explore every possible avenue to raise additional funds to allow us to continue to operate and move our lead compound forward through the development process.

We believe that we have excellent patent protection in all the significant worldwide markets. Additionally we have patented all of the surrounding peptides to Nemifitide.

State of New Jersey Development Plan

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Development Plan generated a net check to us in 2003 in excess of $200,000; a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we only received $5,000 as part of the Development Plan. Although we have applied to sell a portion of our tax losses, due to a change in the standards of the Development Plan, our application was declined in 2007. We will continue to submit our application for the Development Plan in the future, although there can be no assurance that they will be accepted.

Liquidity and Capital Resources

As of June 30, 2008, we have approximately $200,000 in current assets and have a core burn rate of approximately $40,000 per month. The $200,000 will be used primarily for operations going forward. Additional funding will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide to market. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the Development Plan. Our only long-term debt consists of (1) the $1,800,000 convertible note payable to the former holders of our Series D Preferred securities which mature in April 2009, and (2) the promissory notes issued May 28, 2008 with an aggregate face value of $175,000, which mature the sooner of (i) within two years from the date of issuance, or (ii) our closing of a financing equal to or greater than $2,000.

The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue – We had no revenue from any source for the three months ending June 30, 2008 and 2007.

Research and Development – Research and development costs increased by $1,247 to $316 for the three months ended June 30, 2008, as compared to ($931) for the three months ended June 30, 2007. No studies have been performed during 2007 or 2008 thus there have only been incidental expenses.

Compensation Expense – Compensation expense increased by $3,964 to $187,058 for the three months ended June 30, 2008, as compared to $183,094 for the three months ended June 30, 2007. This increase was primarily attributable to a scientist being added to the payroll in June 2008.

Insurance Expense – Insurance costs decreased by $8,581 to $21,600 for the three months ended June 30, 2008, as compared to $30,181 for the three months ended June 30, 2007, which was primarily attributable to a decrease in our directors and officers insurance premiums.

Consulting Fees – Consulting expenses decreased by $798,478 to $19,032 for the three months ended June 30, 2008, as compared to $817,510 for the three months ended June 30, 2007. This decrease was a result of our not issuing additional options or warrants to consultants nor conducting any offerings which required the payment of fees. In addition in February 2008 we ceased payments to all scientific consultants until further notice.

The Six Months Ending June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue – We had no revenue from any source for the six months ending June 30, 2008 and 2007.

Research and Development – Research and development costs increased by $3,425 to $7,894 for the six months ending June 30, 2008, as compared to $4,469 for the six months ended June 30, 2007. No studies have been performed during 2007 or 2008 thus there have only been incidental research and development expenses.

Compensation Expense – Compensation expense decreased by $59,479 to $359,141 for the six months ended June 30, 2008, as compared to $419,338 for the six months ended June 30, 2007. This was due to a reduction in salaries in April 2008 until we can obtain further financing.

Insurance Expense – Insurance costs increased by $7,852 to $56,384 for the six months ended June 30, 2008, as compared to $48,532 for the six months ended June 30, 2007. The increase was primarily attributable to an increase in the premiums that we pay for directors’ and officers’ insurance now that our common shares trade on a public market.

Consulting Fees – Consulting expenses decreased by $846,307 to $33,282 for the six months ended June 30, 2008, as compared to $876,589 for the six months ended June 30, 2007. This decrease was a result of our not issuing additional options or warrants to consultants nor conducting any offerings which required the payment of fees. In addition in February 2008 we ceased payments to all scientific consultants until further notice.

Disclosure Regarding Forward Looking Statements

This quarterly report on Form 10-Q includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “believes,” “projected,” or similar words. All statements other than statements of historical fact included in this section are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, our dependence on a single line of business; rapid technological change; our inability to obtain adequate financing when necessary; our inability to attract and retain key personnel and the potential volatility of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T CONTROLS AND PROCEDURES

Controls and Procedures

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, management concluded that for our current level of activities our disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of June 30, 2008, we were not party to any material legal proceedings, nor to our knowledge, were there any proceedings threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between May 2008 and July 2007 we offered promissory notes, carrying 12% interest per annum having an aggregate face value of $250,000, and accompanied by warrants to purchase an aggregate of $500,000 shares of our common stock at $0.50 per share, to 10 individuals. $100,000 of the notes were issued to related parties. For every $1.00 invested, each investor received a promissory note for $1.00 and a warrant to purchase two shares of our common stock at $0.50 per share. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) our closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

The investors had an opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

The foregoing issuances of securities were effected in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder based on the limited number of purchases, their sophistication in financial matters, and their access to information concerning our business.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

TETRAGENEX PHARMACEUTICALS, INC.

August 14, 2008	/s/Martin Schacker
Martin Schacker
Co-Chief Executive Officer

August 14, 2008	/s/Neil Martucci
Neil Martucci
Chief Financial Officer

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section
906 of the Sarbanes-Oxley Act of 2002