Form 10KSB/A
period 2007-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-09-08
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (AMENDMENT NO. 2)

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

Explanatory Note

This Annual Report on Form 10-KSB/A (“Amendment No.2”) is filed as the second amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Tetragenex Pharmaceuticals, Inc. (the “Company”) on May 14, 2008 (the “Original 10-KSB”). The Company is further amending Item 8A, Controls and Procedures, to disclose the Company’s revised conclusion on the effectiveness of its disclosure controls and procedures, mainly that its disclosure controls and procedures were not effective as of December 31, 2007. This Amendment No. 2 has not been updated or modified in any other way and speaks only as of the date of the Original 10-KSB.

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

ITEM 7.      FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.
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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described below.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of September 2008.

TETRAGENEX PHARMACEUTICALS, INC.

By:	/s/ MARTIN F. SCHACKER
Martin F. Schacker, Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Martin F. Schacker	Chairman of the Board and	September 8, 2008
Martin F. Schacker	Co-Chief Executive Officer

/s/ David Abel	Vice Chairman of the Board,	September 8, 2008
David Abel	Co-Chief Executive Officer

/s/ Neil Martucci	Chief Financial Officer	September 8, 2008
Neil Martucci

/s/Robert P. Budetti	Chief Operating Officer and	September 8, 2008
Robert P. Budetti	Director

/s/Kenneth Cartwright	Senior Vice President of Drug	September 8, 2008
Kenneth Cartwright	Developments Regulatory
Affairs and Director

/s/Alf E. F. Akerman	Director	September 8, 2008
Alf E. F. Akerman

/s/Bruce J. Bergman, Esq.	Director	September 8, 2008
Bruce J. Bergman, Esq.

/s/William T. Comer, Ph.D	Director	September 8, 2008
William T. Comer, Ph.D

/s/Aaron Cohen	Director	September 8, 2008
Aaron Cohen