Form 10-Q
period 2008-09-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2008-11-14
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	0-2834	22-3781895
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	I.D. No.)

1 Maynard Drive Suite 105
Park Ridge, New Jersey 07656
(Address of Principal Executive Offices)

(201) 505-1300
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☑No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑No ☐

Number of shares outstanding of registrant’s common stock, $0.001 par value, outstanding on November 14, 2008: 15,926,126

i

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Index to Financial Statements

Page
Unaudited Condensed Balance Sheet as of September 30, 2008 and Audited Balance Sheet as of
December 31, 2007	F-1

Unaudited Condensed Statement of Operations for the Three and Nine Month Periods
Ended Septemer 30, 2008 and 2007	F-2

Unaudited Condensed Statement of Cash Flows for the Nine Month Periods Ended September 30,
2008 and 2007	F-3

Notes to Unaudited Condensed Financial Statements	F-4

The Accompanying Notes are an Integral Part of the Financial Statements

Unaudited Condensed Balance Sheet
as of September 30, 2008 and
Audited Balance Sheet
as of December 31, 2007

	December	September
ASSETS	31, 2007	30, 2008
		(unaudited)
Current assets
Cash and cash equivalents	$527,737	$251,996
Prepaid insurance and other current assets	33,777	13,601
	561,514	265,597

Property and equipment, net	4,188	3,868
Security Deposit	18,958	18,958
Patents, net	429,268	449,789
	$1,013,928	$738,212

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	1,153,639	1,719,711
Accrued interest	178,828	230,824
Notes Payable	-	1,882,362

Total current liabilities	1,332,467	3,832,897

Long term liability

Notes payable	1,882,362	186,283

Total liabilities	3,214,829	$4,019,180

Commitments and contingencies

Stockholders' equity (deficit)
Class A preferred stock - $.01 par value - 5,000,000
shares authorized; 0 shares outstanding	-
Common stock - $.001 par value - 50,000,000 shares authorized
15,926,126 shares issued and outstanding	15,926	15,926

Additional paid-in capital	101,775,845	101,850,282
Accumulated deficit	(103,992,672)	(105,147,176)

Total stockholders' (deficit)	(2,200,901)	(3,280,968)
	$1,013,928	$738,212

The Accompanying Notes are an Integral Part of the Financial Statements

Unaudited Condensed Statement of Operations
for the Three and Nine-Month Periods Ended September 30, 2008 and 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue
Contract revenue	$-	$-	$-	$-
	-	-	-	-

Operating expenses
Research and development	-	$11,223	$7,894	15,692
Compensation expense	239,838	997,484	598,979	1,416,821
Travel	8,079	26,884	44,675	68,051
General and administrative	47,486	1,215,362	161,829	1,328,133
Professional fees	5,931	19,565	102,865	100,756
Payroll taxes and employee benefits	17,789	20,590	57,663	66,926
Consulting fees	-	180,615	15,282	1,057,205
Rent and occupancy	22,982	20,806	71,843	70,879
Depreciation and amortization	11,659	11,680	33,556	33,119

Loss before other income (expense)	(353,764)	(2,504,209)	(1,094,586)	(4,157,582)
Other income (expense)
Interest income and other	432	9,359	2797	40527
Interest expense	(30,028)	(14,597)	(62,715)	(43,276)
Net loss	$(383,360)	$(2,509,447)	$(1,154,504)	$(4,160,331)

Basic and diluted net loss per share	$(0.02)	$(0.16)	$(0.07)	$(0.26)

Weighted average common shares outstanding	15,926,126	15,926,126	15,926,126	15,926,126

The Accompanying Notes are an Integral Part of the Financial Statements

Unaudited Condensed Statement of Cash Flows
for the Nine-Month Periods Ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,154,504)	$(4,160,331)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	33,557	33,119
Amortization of debt discount	10,720
Stock, option and warrant compensation	-	-
Changes in operating assets and liabilities		2,833,410
Prepaid insurance and other current assets	20,176	(6,138)
Accounts payable and accrued expenses	566,072	226,215
Accrued interest payable	51,996	43,276
Net cash used in operating activities	(471,983)	(1,030,449)

Cash flows from investing activities
Cash paid for property and equipment	(1,409)
Patent cost	(52,349)	(64,904)
Net cash used in investing activities	(53,758)	(64,904)

Cash flows from financing activities
Proceeds from notes payable	250,000	-
Net cash provided by financing activities	250,000	-

Net decrease in cash and cash equivalents	(275,741)	(1,095,353)

Cash and cash equivalents, beginning of year	527,737	1,965,960

Cash and cash equivalents, end of period	$251,996	$870,607

Supplemental disclosures of cash flow information
Cash paid for taxes		-

Non Cash Transactions
Stock, options, and warants issued for compensation	-	2,833,410

The Accompanying Notes are an Integral Part of the Financial Statements

Notes to the Financial Statements

1. THE COMPANY

Tetragenex Pharmaceuticals Inc. (“Tetragenex” or the “Company”) was incorporated in 2000 in the State of Delaware while Innapharma, Inc., the Company’s predecessor, was incorporated in 1989 also in the State of Delaware (“Innapharma”). The corporate headquarters for Tetragenex are located in Park Ridge, New Jersey. On November 23, 2004 Innapharma merged into its then wholly owned subsidiary Tetragenex. As part of the merger all existing shares, options and warrants of Innapharma converted into securities of Tetragenex on a 1-for-4 basis.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $4,579,958 and $2,964,001 for years ended December 31, 2007 and 2006 respectively. In addition at December 31, 2007 the Company had a working capital deficiency of $770,953, long term debt of $1.8 million, which is now short term debt, and deficiency in stockholder equity of $2,200,901. The Company has approximately seven months of working capital in the bank currently and its main source of funds has been private financings. These factors raise doubt about the Company’s ability to continue as a going concern. To address its liquidity concerns, on May 28, 2008, as part of a bridge financing, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals. Further, on July 28, 2008, as part of the same bridge financing, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three individuals. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Tetragenex does not believe the application of FIN 48 to have a material affect on its financial statements.

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

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not believe that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). This Statement shall be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

Interim Financial Statements

Financial statements for the three and nine month periods ended September 30, 2008 and 2007, have been prepared in accordance with US Generally Accepted Accounting Principles for interim financial information, and in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as appearing in the Company’s form 10-KSB filed with the Securities and Exchange Commission on May 14, 2008, and as amended thereafter.

3. NOTES PAYABLE

The Company has outstanding promissory notes with an aggregate principal balance of $1,882,362, which carry 3% interest and are due on April 23, 2009. The notes are convertible into the Company’s common stock at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the Company.

On May 28, 2008, as part of a bridge financing, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) the Company’s closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

On July 28, 2008, as part of the same bridge financing, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three individuals. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) the Company’s closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion. The Company recorded a debt discount related to the issuance of the promissory notes, of $20,232 and was amortizing the discount over the term of the promissory notes. The amortization of the debt discount through September 30, 2008 was recorded as interest expense and amounted to $1,686. The warrants issued were valued by using the black scholes method. On September 30, 2008 the Company had notes payable in the amount of $2,068,245

4. STOCKHOLDERS’ EQUITY

Stock Options

All of the Company’s outstanding options vest immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

On September 30, 2008 there were a total of 11,798,253 options outstanding all exercisable at $1 per share expiring between 2017 and 2020.

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise	Number of	Exercise	Remaining	Number of	Exercise	Remaining
Price	Options	Price	Life	Options	Price	Life
$1.00	11,798,253	$1.00	10	11,798,253	$1.00	10

Warrants

On May 28, 2008, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals.

Further and as part of the same financing, on July 28, 2008 the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three individuals.

At September 30, 2008, the Company had outstanding warrants to purchase 12,518,514 shares of the Company’s common stock at exercise prices of $.50, $1, $1.30, $1.65 and $6 per share. These warrants have expirations of July 2013, November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of September 30, 2008.

	Warrants Outstanding
Range of Exercise	Number of	Weighted Average
Price	Warrants	Exercise Price
$1.00	7,058,796	$1.00
$1.30	1,030,000	$1.30
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.50	500,000	$0.50

5. COMMON STOCK TRANSACTIONS

During the third quarter of 2008, the Company did not issue any shares of its common stock. On September 30, 2008 there were 15,926,126 common shares outstanding

At September 30, 2008, the Company had authorized 50,000,000 shares of common stock, $0.001 stated value. The following table represents the approximate allocation of reserved shares at September 30, 2008:

Common Stock	15,926,126
Stock Options	11,798,253
Warrants	12,518,514
40,242,893

6. EMPLOYMENT AGREEMENTS

Employment agreements

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“Co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company’s cost reduction, the Co-CEO agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into options to purchase 177,000 shares of Tetragenex common stock at $1 per share expiring December 20, 2020. In April 2008, the Company’s Board of Directors asked the Co-CEO to defer additional salary. He is currently drawing a cash salary of $75,000 per year and the balance is being deferred. At September 30, 2008 the executive had deferred compensation totaling $478,413. The Co-CEO is the nephew of the company’s other Co-CEO David Abel.

All officers, Directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On September 30, 2008, there was $1,358,056 deferred from officers and employees and $206,250 from directors. It is anticipated that the majority of accrued salaries will be converted into warrants of the Company on a 1-for-1 basis.

In April 2008 at the Board’s request all salaried employees of the Company were subject to a minimum of 50% temporary cash salary reduction while the Company sought financing for its operations. In October 2008, the Company ceased accruing salary reductions.

7. LITIGATION

At September 30, 2008 the Company was not involved in any ongoing litigation.

8. RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to risks associated with the commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,147,176 and $103,992,672 at September 30, 2008 and 2007, respectively.

The Company plans to provide for additional working capital and funds for the continued development of its products through private or public sales of its common stock. The Company’s ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company’s ability to enter into such an agreement or the Company’s ability to successfully complete future funding.

9. LEASE OBLIGATIONS

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

The approximate aggregate minimum rental commitments on these leases are as follows:

Year ending December 31,

2008	15,400
2009	92,400
2010	92,400
2011	92,400
2012	30,800
Total minimum lease payments	$323,400

Rental expense was $84,249 and $124,039 for the years ended December 31, 2007 and 2006 respectively.

10. RELATED PARTY TRANSACTIONS

None.

11. SUBSEQUENT EVENTS

On October 7, 2008 as part of the same bridge financing pursuant to which promissory notes were issued in May 2008 and July 2008, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.40 per share, to two investors. The Company increased the number of warrants issued per $1.00 invested from two shares per $1.00 invested to four shares per $1.00 invested. Further, the Company decreased the price per share from $0.50 per share to $0.40 per share. Previous investors in the bridge financing will have their warrants adjusted accordingly. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) the Company’s closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

On November 1, 2008, (a) the Company entered into an agreement with its current landlord to vacate its headquarters effective November 15, 2008, and (b) executed a new lease with Goodrich Executive LLC. The Company’s new lease has a term of two years and 16 days and a monthly rent of (a) $1,919.50 from November 15, 2008 through November 30, 2009, and (b) $1,963.13 from December 1, 2009 through November 30, 2010. The new premises are located at 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, New Jersey 07632. The premises consist of 1,047 square feet. Pursuant to the terms of the lease, the Company may use the premises for executive and general offices and for no other purpose. The lease is a standard form of office lease. A copy of the rider to the lease is attached hereto as Exhibit 10.1. This relocation will result in approximately $5,000 savings per month as compared to the Company’s previous lease.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

We are a biopharmaceutical company. We discovered and are developing several novel compounds to address unmet needs in the area of treatment resistant depression. We are the successor company to Innapharma, Inc. (“Innapharma”) through a reverse merger, which was completed upon Innapharma’s emergence from Chapter 11 in 2004. Innapharma was founded in 1989 and had insignificant operating revenues on the date of the merger.

OPERATING HISTORY

We are currently developing an antidepressant compound, Nemifitide, which is in late Phase 2 human clinical trials. During Phase 2 clinical development of Nemifitide, our studies were put on clinical hold by the Food and Drug Administration (the “FDA”) as a result of some toxicity issues in a Beagle dog study that was completed in 2003. The FDA asked us to repeat the animal study and generate additional preclinical data with regard to the toxicity issue. We completed a subsequent dog study and a primate study to address the FDA’s concerns. After the final reports from these studies were submitted to the FDA, the FDA confirmed that this was a complete response to the clinical hold and therefore, the clinical hold was lifted on March 29, 2006. In our preclinical development plans, we will evaluate the potential of other patented neuropeptides to treat other disorders, such as anorexia, bulimia, panic disorder, anxiety disorders and post-traumatic stress disorder. We currently have three manufacturers synthesizing our compound, all of whom are located in Europe. We believe that we have sufficient Nemifitide bulk to meet our requirements for the foreseeable future. We intend to either license Nemifitide out for the final stage of development or raise additional capital and continue the Phase 2/3 development of Nemifitide. We had designed a protocol which we believe, if positive, would satisfy one of the two required pivotal trials by the FDA for drug approval. We are currently trying to secure the necessary financing to undertake a Phase 2/3 study of Nemifitide. We estimate the study to cost approximately $3,500,000.

In addition to the in-house development program, we intend to research and acquire existing compounds and replatform them for other therapeutic uses, and pursue a licensing agreement with the original inventor.

In March 2008 we slashed costs and are now operating with a core burn rate of slightly over $45,000 per month. We have sought measures to further reduce costs in the third quarter 2008 and have reduced the core burn rate of approximately $35,000 per month. Our current cash on hand of $200,000 is adequate operating capital for approximately seven months. We will continue to explore every possible avenue to raise additional funding to permit us to continue to operate and move our lead compound forward through the development process.

We have excellent patent protection in all the significant worldwide markets. Additionally we have patented all of the surrounding peptides to Nemifitide as well.

State of New Jersey Development Plan

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Development Plan generated a net check to us in 2003 in excess of $200,000, a check of over $400,000 in December of 2004, and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we only received $5,000 as part of the Development Plan. Although we applied to sell a portion of our tax losses in 2007, due to a change in the standards of the Development Plan, our application was declined.

In October 2008 we were informed that we were approved to sell a portion of our state tax losses as part of the Development Plan. As a result, we expect to receive approximately $300,000 by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of November 10, 2008, we have approximately $200,000 in current assets and have a core burn rate of approximately $35,000 per month. The $200,000 will be used primarily for operations going forward. Additional funds will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide, to market. Future funds will be derived from additional sales of our common stock in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the Development Plan. Our only significant debt consists of a $1,800,000 convertible note payable to the former holders of our Series D Preferred securities which mature in April 2009.

The Three Months ending September 30, 2008 Compared to the Three Months ended September 30, 2007

Revenue – We had no revenue from any source for the three months ending September 30, 2008 and 2007.

Research and Development – Research and development costs decreased to $0 for the three months ended September 30, 2008, a $11,223 decrease from $11,223 for the three months ended September 30, 2007. No studies have been performed during 2007 or 2008, thus there have only been incidental expenses.

Compensation Expense – Compensation expense decreased to $239,838 for the three months ended September 30, 2008, a $757,646 decrease from $997,484 for the three months ended September 30, 2007. This was due to a reduction in salaries in April 2008 until we can locate additional funding. Additionally, no options have been granted to officers or directors in 2008. The majority of compensation expense was being accrued as opposed to being paid out in cash.

Travel Expense – Travel expense decreased to $8,079 for the three months ended September 30, 2008, a $18,805 decrease from $26,884 for the three months ended September 30, 2007. The decrease was due to less of a need to travel out-of-state for meetings.

Director’s Fees – Director’s fees decreased to $12,500 for the three months ended September 30, 2008, a $1,109,215 decrease from $1,121,715 for the three months ended September 30, 2007. This was due to no additional options being granted to directors in 2008.

Printing and Reproduction – Printing and reproduction fees decreased to $2,618 for the three months ended September 30, 2008, a $42,556 decrease from $45,175 for the three months ended September 30, 2007. This was due to no offering materials needing to be printed in 2008 as well as fewer filings with the SEC.

Telephone expense – Telephone expense decreased to $2,758 for the three months ended September 30, 2008, a $823 decrease from $3,582 for the three months ended September 30, 2007. This decrease was due to a newly negotiated telephone contract.

Consulting Fees – Consulting expenses decreased to $0 for the three months ended September 30, 2008, a $180,615 decrease from $180, 615 for the three months ended September 30, 2007. This decrease was a result of our not issuing options, warrants or conducting offerings during 2008. In addition in February 2008 we ceased payments to all scientific consultants until further notice.

The Nine Months ending September 30, 2008 Compared to the Nine Months ended September 30, 2007

Revenue – We had no revenue from any source for the nine months ending September 30, 2008 and 2007.

Research and Development – Research and development costs decreased to $7,900 for the nine months ended September 30, 2008, a $7,800 decrease from $15,700 for the nine months ended September 30, 2007. No studies have been performed during 2007 or 2008 thus there have only been incidental expenses.

Compensation Expense – Compensation expense decreased to $598,979 for the nine months ended September 30, 2008, a $817,843 decrease from $1,416,822 for the nine months ended September 30, 2007. This was due to a reduction in salaries in April 2008 until we can locate additional funding. Additionally, no options have been granted to officers or directors in 2008. The majority of compensation expense is being accrued as opposed to being paid out in cash.

Travel Expense – Travel expense decreased to $44,675 for the nine months ended September 30, 2008, a $23,376 decrease from $68,051 for the nine months ended September 30, 2007. The decrease was due to less of a need to travel out-of-state for meetings.

Director’s Fees – Director’s fees decreased to $37,500 for the nine months ended September 30, 2008, a $1,108,500 decrease from $1,146,000 for the nine months ended September 30, 2007. This was due to no additional options being granted to directors in 2008.

Printing and Reproduction – Printing and reproduction fees decreased to $11,038 in the nine months ended September 30, 2008, a $37,144 decrease from $48,182 for the nine months ended September 30, 2007. This is due to no offering materials needing to be printed in 2008 as well as fewer filings with the SEC.

Telephone expense- Telephone expense decreased to $9,749 for the nine months ended September 30, 2008, a $6,627 decrease from $16,376 for the nine months ended September 30, 2007. The decrease was due to a newly negotiated telephone contract.

Consulting Fees – Consulting expenses decreased to $15,282 for the nine months ended September 30, 2008, a $1,041,922 decrease from $1,057,204 for the nine months ended September 30, 2007. This decrease was a result of our not issuing options, warrants or conducting offerings during 2008. In addition in February 2008 we ceased payments to all scientific consultants until further notice.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of September 30, 2008.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of September 30, 2008, we are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2008, as part of a bridge financing, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase 350,000 shares of our common stock at $0.50 per share, to seven individuals. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) our closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

On July 28, 2008, as part of the same bridge financing, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of our common stock at $0.50 per share, to three investors. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) our closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

The proceeds from the foregoing issuances of promissory notes were used for working capital purposes.

The investors in the foregoing issuances had an opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

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

ITEM 3.        DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.      OTHER INFORMATION

Lease

On November 1, 2008, (a) we entered into an agreement with our current landlord to vacate our current headquarters effective November 15, 2008, and (b) executed a new lease with Goodrich Executive LLC.

Our new lease has a term of two years and 16 days and a monthly rent of (a) $1,919.50 from November 15, 2008 through November 30, 2009, and (b) $1,963.13 from December 1, 2009 through November 30, 2010. The new premises are located at 560 Sylvan Avenue, 3rd Floor, Englewood Cliffs, New Jersey 07632. The premises consist of 1,047 square feet. Pursuant to the terms of the lease, we may use the premises for executive and general offices and for no other purpose. The lease is a standard form of office lease. A copy of the rider to the lease is attached hereto as Exhibit 10.1. This relocation will result in approximately $5,000 savings per month as compared to our previous lease.

Sale of Unregistered Securities

On October 7, 2008, as part of the same bridge financing pursuant to which promissory notes were issued in May 2008 and July 2008, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of our common stock at $0.40 per share, to 2 investors. We increased the number of warrants issued in October per $1.00 invested from two shares per $1.00 to four shares per $1.00. Further, we decreased the price per share from $0.50 per share to $0.40 per share. Previous investors in the bridge financing will have their warrants adjusted accordingly. The promissory notes shall be paid back the sooner of (i) upon their two year maturity date, or (ii) our closing of financing equal to or greater than $2,000,000, and they are convertible into securities issued in such financing at the holder’s discretion.

The proceeds from the foregoing issuances of promissory notes were used for working capital purposes.

The investors in the foregoing issuances had an opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

The foregoing issuances of securities were effected in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder based on the limited number of purchases, their sophistication in financial matters, and their access to information concerning our business.

ITEM 6.      EXHIBITS

Exhibit	Description
No.
10.1	Rider to lease between Goodrich Executive LLC, as landlord and Tetragenex Pharmaceuticals, Inc., as tenants, dated November 1, 2008

31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRAGENEX PHARMACEUTICALS, INC.

November 14, 2008	/s/Martin Schacker
Martin Schacker
Co-Chief Executive Officer

November 14, 2008	/s/Neil Martucci
Neil Martucci
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Rider to lease between Goodrich Executive LLC, as landlord, and Tetragenex Pharmaceuticals, Inc., as tenant, dated November 1, 2008

31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002