Form 10-K
period 2008-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2009-03-31
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3781895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D No.)

560 SYLVAN AVE 3RD FLOOR
ENGLEWOOD CLIFFS NJ 07632
(Address of Principal Executive Offices)
(201) 408-5335

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, based on the closing price of the Over-The-Counter Bulletin Board of $0.25 per share was $3,250,000.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on March 31, 2009: 15,926,126.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑; No ☐

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and Tetragenex Pharmaceuticals, Inc.  intends that such forward-looking statements be subject to the safe harbors created, thereby.  The forward-looking statements relate to future events or the future financial performance of Tetragenex Pharmaceuticals, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by Tetragenex Pharmaceuticals, Inc. or any other person that its objectives or plans will be achieved.  Tetragenex Pharmaceuticals, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

ITEM 1.	BUSINESS

GENERAL OVERVIEW

Tetragenex Pharmaceuticals, Inc. (referred to herein as “Tetragenex,” the “Company,” “we,” “our” or “us”) was a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases.  Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code on April 15, 2003.  As part of the bankruptcy restructuring, Innapharma merged into and with Tetragenex.  Effective November 23, 2004 the combined company emerged from bankruptcy under the name Tetragenex Pharmaceuticals, Inc.   Tetragenex is headquartered in Englewood Cliffs, New Jersey, with small satellite offices in Melville, New York and Syosset, New York.

We have a platform of peptides which have shown activity in the treatment of central nervous system (“CNS”) diseases.  Nemifitide, our lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. We believe that Nemifitide is active in refractory or treatment-resistant patients, who are typically difficult to treat and normally don’t respond to other CNS treatments., Nemifitide has shown a rapid and robust onset of action after 10-14 days of treatment (10-15 subcutaneous injections) with lasting benefits of approximately four months following treatment. Nemifitide is generally well tolerated, without any current evidence of significant side effects, as compared to the current drugs that are used in the treatment of major depressive disorders.

We intend to find a licensing partner to continue our development of Nemifitide, primarily in treatment- resistant patients which currently represents approximately 5 to 10 percent of the overall patient population suffering from the disease.  Nemifitide is currently administered through subcutaneous injection and is given intermittently with 10 or 15 doses, over a 2 or 3 week period. Patients who respond tend to stay healthy for several months after the initial dosing regimen.

ANTIDEPRESSANT DEVELOPMENT PROGRAM (“Central Nervous System”)
Depression

The Diagnostic and Statistical Manual of Mental Disorders (Fourth Edition) defines depression as a common psychobiological disorder that manifests itself through symptoms such as a pervasive low mood and loss of ability to enjoy usual activities, a change in weight, a change in appetite and/or sleep activity, a decrease in energy, a feeling of worthlessness or guilt, difficulty in thinking or making decisions, and/or recurring thoughts of death or suicide. According to the World Health Organization (“WHO”) in 2009, indicate that up to 20% of the world’s population will suffer from severe depression at one point in their lifetime of sufficient degree to require medical and/or psychotherapeutic intervention According to the National Depressive and Manic Depressive Association, it is estimated that more than 22,000,000 American adults and 121 million people worldwide suffer from depression and result in approximately 30,000 suicides annually. Fewer than 25% of those affected receive adequate care. The United States government estimates that depression costs approximately $17 billion in lost work days each year. Both the WHO and the National Institutes of Mental Health (“NIMH”) recognize that depression is a major global health concern and they have encouraged increasing resources to be devoted to improving currently available treatments, as only about 20% to 30% of patients with major depressive disorder are appropriately diagnosed and adequately treated. The United States Preventative Task Force, a group sponsored by an office of the United States Department of Health and Human Services, has recommended that physicians formally screen patients for depression during routine physical examinations and establish appropriate systems to ensure treatment and follow-up.

Antidepressant Market
According to the WHO’s current website, an estimated 121 million people around the world suffer from a depressive disorder for which they require treatment. More women than men suffer from depression. It is estimated that 5.8% of all men and 9.5% of all women will suffer from a depressive disorder in any given year. Many people will be afflicted by a depressive disorder at some point in their lives. The WHO projects that 17% of all men and women will suffer from a depressive disorder at some point in their lives. Depression is a major health problem and the WHO predicts that by 2020 depression will be the second largest cause of the global health burden. Major depressive disorder accounts for 4.4 percent of the total overall global disease burden, a contribution similar to that of ischemic heart disease or diarrheal diseases.

According to LeadDiscovery Ltd., the antidepressant market is set to undergo a period of rapid change as seven out of the eight leading brands suffered US patent expirations in 2008 and is now offered generically. With only a handful of new products anticipated to replace these blockbuster products, the market is expected to decrease by 21.5% to $13.5 billion by 2011, as physicians are encouraged to utilize cheaper generics. Brand players must look towards maximizing revenues through product differentiation and innovative lifecycle strategies. According to the Journal of Clinical Psychiatry (J.F. Greden), treatment is often challenging; an estimated 20%-40% of patients do not benefit sufficiently from existing antidepressant interventions including trials of medication and psychotherapy. Because of the clinical profile of Nemifitide which shows rapid onset of action, minimal side effects, maintenance of efficacy of 2-4 months following initial dosing period, and level of response in serious depressive disorder, we feel that we will have rapid entry into this market.

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

We completed preclinical testing necessary for the conduct of our clinical program, Phase 1 clinical testing (testing for safety and tolerance in healthy volunteers), and substantial Phase 2 clinical testing (small-scale testing for safety and efficacy in depressed patients) of Nemifitide and are anticipating large scale, multicenter Phase 3 studies. Removal of the clinical hold allows us to expand our Phase 2/3 clinical trials program during the course of the year 2009. The only significant drug-related side effect observed to date for Nemifitide was an allergic reaction in one patient, which resulted in the subject being withdrawn from the study. All other side effects observed to date in the over 400 subjects dosed to date in our clinical trials have been non-serious as defined by the FDA.

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

OVERVIEW OF NEMIFITIDE

In April 2003, the FDA informed us that they were placing Nemifitide on clinical hold due to brain and muscle lesions found during a routine 3-month dog study. We completed additional canine and monkey studies which prompted the FDA to remove the clinical hold. On March 29, 2006, the FDA confirmed that they had completed their review of our complete response to the clinical hold and that the clinical hold had been lifted. To date we have seen no evidence of similar problems in the 400 humans who have received Nemifitide. We believe Nemifitide has shown several advantages over the drugs currently marketed to treat depression. These advantages include:

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

Treatment of Severely Refractory Patients

Results from an open-label (a clinical trial without the use of a placebo) pilot study in severely refractory depressed patients (patients who have not responded to available antidepressants) have shown a 44% response rate. These results have generated a considerable amount of interest among the clinical/scientific community and the FDA. We believe this reflects the novel activity of Nemifitide and the potential to treat this debilitating disorder. According to the National Institute of Mental Health, approximately 10% of patients suffering from major depressive disorder have the refractory form of the illness.

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

Clinical Trials – Nemifitide

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

The data from our first two blinded studies provided evidence indicating that Nemifitide is an active antidepressant that is safe and well-tolerated in human patients. The data from the two blinded studies gave us information regarding the optimal doses and treatment regimen (i.e., daily doses, alternate day dosing, 10 doses, 15 doses, etc.), as well as demonstrating a dose response. As the FDA recently lifted the clinical hold imposed on our research, we intend to proceed with expansion of our Phase 2/Phase 3 pivotal clinical programs required for FDA approval during the course of the year 2009. In our most recent blinded study, one treatment group received ten doses of 30 mg of Nemifitide, the second treatment group received ten doses of 45 mg of Nemifitide and the third group received ten doses of matching placebo over a two-week period. There were 78 patients in the study (approximately 26 patients per treatment group). Patients receiving Nemifitide did significantly better than patients receiving placebo. A dose-response was observed, as well, with the 45 mg patients responding better than the 30 mg patients. In addition, further data analysis revealed that the more depressed a patient was upon entering the study, the stronger their response.

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

In addition to the placebo-controlled blinded studies, we conducted two open-label trials. These studies, in which the patient knows they are getting a drug, are typically used when data is needed quickly and/or we wish to compare a range of doses. The first open-label study involved 27 patients who had completed treatment in one of our double-blinded, placebo-controlled studies. In this study all patients received Nemifitide (18-160 mg for up to three weeks). Sixty-seven percent (18 of 27) experienced a prolonged therapeutic response and the drug was well tolerated with no significant drug-related side effects.

CLINICAL TRIALS-REFRACTORY DEPRESSION

Our second open-label trial was conducted in a patient population with severe refractory depression, who had not responded to available antidepressant therapy. Refractory patients make up 5% to 10% of the total depressed patient population. Management believes that any medication that would help this population would be of great clinical utility and would become the treatment of choice almost immediately. In this 25 patient study there was a significant improvement in 11 of the patients, representing a 44% response rate. As a result of this positive data, we plan to expand our late Phase 2 and 3 programs and to include a placebo-controlled study in refractory depression. Management estimates that the projected date of submission of the New Drug Application for Nemifitide to the FDA is the year 2010/2011.

Our clinical studies are conducted under internationally accepted protocols that will enable us to submit the results to regulatory authorities in all important world marketplaces, including the United States, Europe and Japan.

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

We have the following other product candidates currently in preclinical stages; however, all are in early stages and as a result we have put no value on these products:

1.	NEW CENTRAL NERVOUS SYSTEM ACTIVE PEPTIDES

We currently have under development a large number of central nervous systems active peptides that we believe may have clinical utility. Two of these compounds, INN 01134 and INN 00955, are shown to be more active in preclinical models than Nemifitide. INN 01134 is a pharmacologically active metabolite of Nemifitide. It is our goal to pursue the development of these compounds as second-generation medications for the treatment of depression, anxiety and other major psychiatric disorders. Depression is a heterogeneous disorder and as a result patients often respond very differently to psychotropic drugs (drugs that are active in psychiatric disorders) that even have a similar mechanism of action. Physicians are aware of this possibility and commonly utilize several drugs of a given class when treating individual patients. The availability of alternate therapeutics related to Nemifitide would therefore greatly improve the likelihood of central nervous system peptides becoming the treatment of choice among physicians.

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

A project is currently underway to synthesize and evaluate new chemically modified tetracycline molecules for the treatment of cancer and antibiotic-resistant bacterial infections. To date, we have syntehsized100 new compounds, and many more will be available in the near future. All of these compounds are in the process of being screened for pharmacological activity, and several of them have already been identified as promising candidates.

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

MANUFACTURING

We do not own or operate any manufacturing facilities. We contract with qualified third parties for the manufacture of bulk active pharmaceutical ingredients and production of clinical and commercial supplies. The ingredients and supplies comply with current good manufacturing practices reviewed by the FDA. We have entered into agreements with three overseas manufacturers for production of clinical and commercial supplies of Nemifitide. We believe the prices charged by these overseas manufacturers are competitive. We plan to continue to outsource the manufacture of our products throughout the stages of commercialization and expect the cost of purchasing them will be significantly reduced as they are manufactured in bulk.  We do not own or operate any manufacturing and/or lab facilities. We maintain confidentiality agreements with potential and existing contract manufacturers for both active drug and formulated product in order to protect our proprietary rights. We currently synthesize our early stage chemical compounds (the chemical compounds used for study prior to our preclinical testing). However, scale-up quantities and materials for preclinical toxicology evaluations are manufactured by qualified third parties in strict compliance with current good manufacturing practices.

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

PATENTS AND PROPRIETARY INFORMATION

CORE PROGRAM IN ANTIDEPRESSANT THERAPEUTICS

We currently hold four issued patents in the United States and eight issued patents abroad, including a European patent, which relate to our core program in peptide-based neurological therapeutics. In addition, five applications are pending abroad in connection with this program. We were issued United States Patent No. 5,589,460 for our primary platform of peptide-based compounds on December 31, 1996, from an application filed in 1994. This patent includes claims directed at both compounds (compositions of matter) and methods of treating depression using the compounds. The expiration date of this patent is May 4, 2014. However, the patent term may be extended by as much as five years pursuant to the Patent Term Restoration Act, 35 United States Code ss.156, providing that the appropriate conditions are met, a timely application is made and the provisions of the Patent Term Restoration Act are not changed.

Further to our initial patent, we sequentially filed three continuation-in-part (“CIP”) applications that have also been issued as United States patents. We filed a first CIP application in 1995 to cover additional peptide-based compounds and we were issued United States Patent No. 5,767,083 on June 16, 1998. We filed a second CIP application in 1997 to cover additional new peptide derivatives and were issued United States Patent No. 6,093,797 on July 25, 2000. We filed a third CIP application in 2002 to cover the use of the compounds in treating additional neurological and psychiatric disorders and new routes of administration for our compounds and were issued as U.S. Patent No. 6,767,897 on July 27, 2004.

CORE PROGRAM IN TETRACYCLINE DERIVATIVE THERAPEUTICS

We currently have two pending patent applications in the United States and ten pending patent applications abroad, which relate to our core program in tetracycline derivative therapeutics. The U.S. and non-U.S. applications are directed toward compositions and/or methods for treating cancer and microbial infections.

NON-CORE PROGRAMS

We currently hold four issued United States patents and one pending Canadian patent application that do not relate to our core programs. We are not currently pursuing development of the subject matter of these four U.S. patents or the referenced Canadian application.

Antidepressant Peptide Patent Family Status
Country	Application No.	Filing Date	Related Application Information	Status	Patent no.
United States	08/238,089	05/04/94		Granted 12/31/98	5,589,460
1st CIP-US	08/432,651	05/02/95	Continuation-in-part of US 08/238,089	Granted 06/16/98	5,767,083
2nd CIP-US	08/962,962	11/04/97	Continuation-in-part of US 08/432,651	Granted 07/25/00	6,093,797
3rd CIP-US	10/122,246	04/11/02	Continuation-in-part of US 08/962,962	Granted 07/27/04	6,767,897
Divisional of 3rd CIP-US	10/900,026	07/27/04	Divisional of US 10/122,246	Pending
Patent Cooperation Treaty (PCT)	PCT/US95/05560	05/02/95	Based on US 08/238,089	Completed: entered national phase
Patent Cooperation Treaty (PCT)	PCT/US03/11403	04/10/03	Based on US 10/122,246	Completed: entered national phase
Australia	2813995	11/04/96	Nat’l Phase of PCT/US95/05560	Granted 08/06/98	685292
Canada	2,189,145	10/29/96	Nat’l Phase of PCT/US95/05560	Granted 3/18/08	*
China (PRC)	CN 95193885.1	12/26/96	Nat’l Phase of PCT/US95/05560	Granted 05/19/04	CN1150028C
European Patent Convention	95 92 3659.7	11/04/96	Regional Phase of PCT/US95/05560	Granted 01/21/04 Validated in AT, BE, CH, DE, DK, ES, FR, GB, IE, IT, LI, LX, MN, NL, PT, and SE	EP0759772
European Patent Convention	03 72 4013.2-2404	04/10/03	Regional Phase of PCT/US03/11403	Pending
Finland	FI 964363	11/04/96	Nat’l Phase of PCT/US95/05560	Pending
India	198CAL2001	04/04/01	Priority to US 08/432,651 (Divisional of 786CAL96)	Granted 12/06/03	191479
India	237CAL2001	04/20/01	Priority to US 08/432,651 (Divisional of 786CAL96)	Gramted 6/25/08
India	483CAL2002	08/16/02	Divisional of 198CAL2001	Granted 5/15/07	*
Indonesia	P-9526222	12/08/95	Based on US 08/432,651	Pending
Indonesia	P-00200500377	07/11/05	Divisional of Indonesian Application No. P-9526222 (Priority to US 08/432,651)	Pending
Japan	529076/1995	11/05/95	Nat’l Phase of PCT/US95/05560	Granted 11/17/06	3878983
Malaysia	PI 9503240	10/27/95	Based on PCT/US95/05560	Granted 02/28/02	MYI13407 A
Malaysia	PI 20031342	04/10/03	Based on US 10/122,246	Pending
Norway	P964561	11/04/96	Nat’l Phase of PCT/US95/05560	Granted 01/03/05	317919
Russia	96 123 269	12/04/96	Nat’l Phase of PCT/US95/05560	Granted 08/28/01	2,182,910
Taiwan (ROC)	84111543	11/01/95	Based on PCT/US95/05560	Granted 10/11/02	167954
Taiwan (ROC)	92108419	04/11/03	Based on US 10/122,246	Granted 03/11/07	I 275398

Dermatological Use of Peptides Patent Family
Country	Application No.	Filing Date	Related Application Information	Status	Patent no.
Patent Cooperation Treaty (PCT)	PCT/US2007/068827	05/12/07	Earliest priority claimed is to 60/801,128 filed 05/17/06	Pending
United States	11/747,762	05/11/07	Priority claimed to: 60/801,128 filed 05/17/06; 60/825,070 filed 09/08/06; and 60/825,077 filed 09/08/06, and CIP of 10/900,026	Provisional, now abandoned
United States	11/747,748	05/11/07	Priority claimed to: 60/825,070 filed 09/08/06; and 60/801,128 filed 05/17/06	Provisional now abandoned

Tetracycline Derivatives Patent Family Status

Country	Application No.	Filing Date	Related Application Information	Status	Patent no.
United States	10/264,454	10/04/02	Priority to US 60/327,502	Patented	7,214,669 B2
United States	11/673,589	02/11/07	Divisional of US 10/264,454	Abandoned
United States	11/679,744	02/22/07	Divisional of US 10/264,454	Pending
Patent Cooperation Treaty (PCT)	PCT/US02/31730	10/04/02	Priority to US 60/327,502	Completed: entered national phases
Australia	2002341970	04/01/04	Nat’l Phase of PCT/US02/31730	Granted
Canada	2,462,572	10/04/02	Priority to US 60/327,502	Granted
China (PRC)	200610099226.7	07/21/06	Divisional of 02819722.4 (Nat’l Phase of PCT/US02/31730), now abandoned.	Abandoned
European Patent Convention	02776131.1	04/23/04	Regional Phase of PCT/US02/31730	Pending
European Patent Convention	07117753.9	10/02/07	Divisional of 02776131.1	Pending
Hong Kong	07109104.7	08/21/07	HK extension of China (PRC) application no. 200610099226.7	Pending
Indonesia	W -00200400639	04/06/04	Nat’l Phase of PCT/US02/31730	Pending
Japan	2003-533853	04/05/04	Nat’l Phase of PCT/US02/31730	Pending
Malaysia	PI 20023717	10/04/02	Priority to US 60/327,502	Granted	*
Malaysia	PI 20070863	05/31/07 (design. 10/04/02)	Divisional of PI 20023717	Pending
Norway	2004-1272	03/26/04	Nat’l Phase of PCT/US02/31730	Pending
Russian Federation	2004109986	03/29/04	Nat’l Phase of PCT/US02/31730	Patented	RU 2 300 380 C2
Taiwan	91123025	10/04/02	Priority to US 60/327,502	Pending

Non-Core Programs Patent Status
Country	Application No.	Filing Date	Related Application Information	Status	Patent No.	Title
United States	08/424,866	04/18/95		Granted 02/24/98	5,721,207	Method for treatment of pain
United States	08/531,525	09/21/95		Granted 11/24/98	5,840,683	Peptides inhibiting the oncogenic action of P21 RAS
United States	08/718,270	09/20/96	Priority to US 60/004,091 filed 09/21/95	Granted 06/08/99	5,910,478	Peptidomimetics inhibiting the oncogenic action of P21 RAS
United States	08/807,473	02/27/97	Priority to 60/012,396 filed 02/28/96	Granted 11/23/99	5,990,172	Peptidomimetics for the treatment of HIV infection
Canada	2,232,750	09/20/96	Nat’l Phase of PCT/US96/15098 filed 09/20/96	Pending		Peptides and Peptidomimetics inhibiting the oncogenic action of P21 RAS

EMPLOYEES AND CONSULTANTS

As of March 31, 2009, we have 7 employees.  We have four full-time employees and three part-time scientific consultants, three of whom hold Ph.D. or M.D. degrees, or both. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective November 15, 2008, we entered into a new lease to rent approximately 1,100 square feet in a multi tenant office building at 560 Sylvan Ave, Englewood Cliffs, New Jersey. The lease has a term of two years with an option for a third year and has a monthly rent of $1,919. Management believes this space will be adequate for our needs for the duration of our lease. We also maintain small satellite offices on Jericho Tpke in Melville, New York and one in Syosset, New York and incur a combined monthly rent of $300 for these properties.  Both New York properties are leased on a month to month basis and can be cancelled by us at any time.

The approximate aggregate minimum rental commitments on these leases are as follows:

Year Ending December 31,

2009	23,028
2010	20,150

$43,178

Our rental expense was $103,605 and $84,249, for the years ended December 31, 2008 and 2007, respectively.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders’ vote during the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Shares of our common stock are currently quoted on the Over the Counter Bulletin Board under the symbol “TTRX.”

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table sets forth the range of the high and low bid quotations of our common stock for each quarter during 2007 and 2008 The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2008
Fourth Quarter	$ 0.03	$ 0.30
Third Quarter	$ 0.20	$ 0.45
Second Quarter	$ 0.25	$ 0.55
First Quarter	$ 0.30	$ 1.00
2007
Fourth Quarter	$ 0.20	$ 0.51
Third Quarter	$ 0.35	$ 1.40
Second Quarter	$ 1.25	$ 1.52
First Quarter	NA	NA

HOLDERS

On March 31, 2009 there were 738 holders of record of our common stock.

DIVIDENDS

No cash dividends were declared in the fiscal year ended December 31, 2008 or December 31, 2007, and management does not intend to pay cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

Warrants and Promissory Notes

We issued an aggregate of 925,000 warrants during the second quarter of 2007 to several prominent scientific consultants in exchange for future services that they would perform for us. The warrants are exercisable at $1.30 per share and expire 5 years from issuance.

We issued an aggregate of 155,000 warrants during the third quarter of 2007 to several financial consultants and to members of our scientific advisory board.

On May 28, 2008, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of our common stock at $0.50 per share, to seven individuals.   As part of the same issuance, on July 28, 2008 we issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of our common stock at $0.50 per share, to three individuals.  As part of the same issuance, in October 2008, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of our common stock at $0.40 per share, to two individuals.  Additionally, as a result of changes to the terms of the offering, we adjusted prior investor’s warrants by issuing an aggregate of 1,000,000 warrants exercisable at $.40 per share and which expire within 5 years from the date of issuance, to each of the ten individuals who participated in the previous closings.  These warrants replaced the previously issued 500,000 warrants exercisable at $.50 per share.  All of the warrants are exercisable at $.40 per share and expire within 5 years from the date of issuance.  The notes are all payable the earlier of 2 years from issuance or a funding, either public or private, of at least $2 million.

These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission.  We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each purchaser’s representation of sophistication in financial matters, and his access to information concerning our business.

We used the proceeds from the sale of these securities for general working capital purposes.

Common Stock Transactions

During the third quarter of 2007, 25,000 shares of common stock were issued to an existing shareholder for stock purchased in the past and not in our stock records due to a clerical error.

These shares were issued in a transaction not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission.  We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, the purchaser’s representation of sophistication in financial matters, and his access to information concerning our business.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Certain statements contained herein may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, risks associated with our clinical trials, our lack of revenue, and our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management.

You should read the following discussion and analysis in conjunction with the audited Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fiscal Year Ended December 31, 2008 As Compared to Fiscal Ended December 31, 2007

REVENUE - We did not generate revenue from any source during fiscal years 2008 and 2007.

RESEARCH AND DEVELOPMENT - Our research and development costs decreased by 64.4% to $7,894 for the year ended December 31, 2008, as compared to $22,154 for the year ended December 31, 2007 because we did not perform any additional studies performed during 2008.

COMPENSATION EXPENSE - Our compensation expense decreased to by 58.3% to $664,827 for the year ended December 31, 2008, as compared to $1,593,610 for the year ended December 31, 2007. The decrease is attributable to a reduction in the salaries of all existing employees as well as a reduction in staff.  Additionally no options were issued to employees or Board members in 2008 with the exception of options issued to Board members for participating on committees.

PROFESSIONAL FEES - Professional fees decreased by 22.2% to $103,682 for the year ended December 31, 2008, as compared to $133,203 for the year ended December 31, 2007. This decrease is attributable to a reduction in legal and accounting fees in 2008.

CONSULTING FEES - Consulting expenses decreased by 97.3% to $29,859 for the year ended December 31, 2008, as compared to $1,112,810 for the year ended December 31, 2007. This decrease was attributable to our not issuing options to consultants as well as our eliminating all monthly consulting agreements during the year ended December 31, 2008

DIRECTORS FEES - Directors fees decreased by approximately 96.7% to approximately $39,100 for the year ended December 31, 2008, as compared to $1,169,000 for the year ended December 31, 2007. This decrease was due to the fact that we did not issue any options, with the exception of the options issued for Board committee participation, to our Directors as well as our elimination of accruing of Board fees.

PRINTING AND REPRODUCTION - Printing and reproduction expenses decreased by approximately 73.2% to approximately $15,000 for the year ended December 31, 2008, as compared to $56,000 for the year ended December 31, 2007. This decrease was attributable to our not conducting any offerings during 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 we had approximately $330,000 in cash.  As of March 31, 2009 we have approximately $275,000 in cash and have a core burn rate of approximately $30,000 per month, which we believe is sufficient for 10 months absent of the current debt coming due. The $275,000 will be used primarily for operating expenses going forward. Additional funds will be needed to finance further studies required by the FDA to bring our lead compound, Nemifide to market. Future funds may be derived from additional sales of equity or debt in the public or private markets, a licensing agreement with a pharmaceutical Company, and/or the sale of our state tax losses through the New Jersey Development Plan. Our debt consists of a $1,900,000 convertible note payable plus accrued interest which we owe to the former holders of our Series D Preferred securities which matures in April 2009 as well as the potential repayment of $350,000 of promissory notes issued to 12 individuals during 2008. We are currently attempting to restructure the current debt.

OFF BALANCE SHEET ARRANGEMENTS

We are not a party to any off balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have determined that there was no impairment of long-lived assets in 2008 and 2007 and thus we did not take impairment in those years.

Patents

We capitalize our expenditures relating to the filing and maintenance of our patents and amortize such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $442,146 at December 31, 2008. Amortization expense related to patents was $42,885 and 38,947 for the years ended December 31, 2008 and 2007, respectively.

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

Outstanding common stock options, warrants, convertible preferred shares and convertible notes payable have not been considered in the computation of diluted earnings per share amounts, since the effect of their inclusion would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests. SFAS 160 is effective for us as of January 1, 2009. Earlier adoption is prohibited. We have no non-controlling interests and thus SFAS 160 will not have an impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). This Statement shall be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICAL, INC.

INDEX

Page
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets as of December 31, 2008 and 2007	F–2
Statements of Operations for the Years Ended December 31, 2008 and 2007	F–3
Statements of Stockholders’ Deficit for the Years Ended December 31, 2008 and 2007	F–4
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tetragenex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Tetragenex Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2008. Tetragenex Pharmaceuticals, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tetragenex Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 30, 2009

TETRAGENEX PHARMACEUTICALS, INC.
BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
ASSETS	2008	2007

Current assets
Cash and cash equivalents	$329,863	$527,737
Prepaid insurance and other current assets	18,780	33,777
Total current Assets	348,643	561,514

Property and equipment, net	6,255	4,188
Security Deposit	4,188	18,958
Patents, net	449,671	429,268

	$808,757	$1,013,928

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	1,882,362
Accounts payable and accrued expenses	1,610,729	1,153,639
Accrued interest	254,354	178,828

Total current liabilities	3,747,445	1,332,467
Long term liability
Notes payable	308,823	1,882,362

Total liabilities	4,056,268	3,214,829

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding	-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,836,042	101,775,845
Accumulated deficit	(105,099,479)	(103,992,672)

Total stockholders' equity	(3,247,511)	(2,200,901)

	$808,757	$1,013,928

Please See Notes to the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	YEAR ENDED DECEMBER 31,
	2008	2007
REVENUE
Contract revenue	–	–
	–	–
OPERATING EXPENSES
Research and development	$7,894	$22,154
Compensation expense	664,827	1,593,610
Travel	54,634	83,701
General and administrative	194,317	1,405,034
Professional fees	103,682	133,203
Payroll taxes and employee benefits	75,325	81,675
Consulting fees	29,859	1,112,810
Rent and occupancy	113,026	91,671
Depreciation and amortization	45,672	44,406
LOSS BEFORE OTHER INCOME(EXPENSE) AND TAX BENEFIT	(1,289,236)	(4,568,264)

OTHER INCOME (EXPENSE)
Interest income	3,132	46,178
Interest expense	(92,946)	(57,872)
LOSS BEFORE TAX BENEFIT	(1,379,050)	(4,579,958)
Sales of tax losses	272,243	–
Net loss	$(1,106,807)	$(4,579,958)

Basic and diluted net loss per share	$(0.07)	$(0.29)

Weighted average common shares outstanding	15,926,126	15,926,126

Please See Notes to the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2006	$15,901,126	15,901	$98,932,619	$(99,412,714)	$(464,194)
Stock issued to correct stock records	25,000	25	(25)
Issuance of common stock and options for services			2,843,251		2,843,251
Net Loss				(4,579,958)	(4,579,958)
BALANCE, DECEMBER 31, 2007	$15,926,126	15,926	$101,775,845	$(103,992,672)	$(2,200,901)
Warrants to bridge loan financing			58,597		58,597
Issuance of common stock options for services			1,600		1600
Net Loss				(1,106,807)	(1,106,807)
BALANCE, DECEMBER 31, 2008	$15,926,126	15,926	$101,836,042	$(105,099,479)	$(3,247,511)

Please See Notes to the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	YEAR ENDED DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,106,807)	$(4,579,958)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization of debt discount	17,420
Depreciation and amortization	45,672	44,406
Stock, option and warrant compensation	1,600	2,843,241
Changes in Operating Assets and Liabilities
Prepaid insurance and other current assets	14,997	(15,608)
Security deposits	14,770
Accounts payable and accrued expenses	457,090	280,434
Accrued interest payable	75,526	57,872
NET CASH USED IN OPERATING ACTIVITIES	(479,732)	(1,369,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,854)
Patent costs	(63,288)	(68,620)
NET CASH USED IN INVESTING ACTIVITIES	(68,142)	(68,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	350,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(197,874)	$(1,438,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	527,737	1,965,960
CASH AND CASH EQUIVALENTS, END OF YEAR	$329,863	$527,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes	–	–
Cash paid for interest	–	–

NON CASH TRANSACTIONS
Stock, options, and warrants issued for compensation	$1,600	$2,843,251

Please See Notes to the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.	THE COMPANY

Tetragenex Pharmaceuticals Inc. (“Tetragenex” or the “Company”) was incorporated in 2000 in the State of Delaware. Innapharma, Inc., the Company’s former parent Company and predecessor, was incorporated in 1989 also in the State of Delaware. The Company’s corporate headquarters are located in Englewood Cliffs, New Jersey. On November 23, 2004 Innapharma, Inc. merged into its wholly owned subsidiary Tetragenex. As part of the merger, all existing shares, options and warrants of Innapharma converted into securities of Tetragenex on a 1-for-4 basis.

Tetragenex is a biopharmaceutical Company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. Innapharma developed and patented a novel platform of pharmaceutical “small chain” peptides that treat depression, anxiety and other central nervous system disorders, which were subsequently assigned to the Company upon the merger. The Company currently requires funding to enable it to continue human clinical development program.  Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN AND LIQUIDITY

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $1,106,807 and $4,579,958 for years ended December 31, 2008 and 2007 respectively. In addition at December 31, 2008 the Company has a working capital deficiency of $1,516,440, short term debt of $1.88 million plus accrued interest and a deficiency in stockholder’s equity of $3,247,511. The Company has less than 12 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, several members of the Board of directors made investments into a bridge loan to the Company. Several other individuals participated as well. Subsequently, the Company will commence an offering of its Company stock in an effort to raise funds. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical Company, could prove extremely lucrative to the Company. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financing to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has determined that there was no impairment of long-lived assets in 2008 and 2007 and thus no impairment loss was taken in those years.

PATENTS UPDATE

The Company capitalizes its expenditures relating to the filing and maintenance of its patents and amortizes such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $442,146 at December 31, 2008. Amortization expense related to patents was $42,885 and $38,947 for the years ended December 31, 2008 and 2007, respectively.

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

STOCK BASED COMPENSATION

On December 16, 2004, immediately following the revised pronouncement 123-R the Company adopted the provisions of SFAS 123-R early and retroactively to January 1, 2003. The Company applied the provisions of the standard by directly expensing the fair value of options and warrants under the black scholes method to the statement of operations. This enabled the Company to treat employees and others on an equal basis. Had the Company not adopted 123-R it would have had to calculate employee options differently which the Company felt would lead to an inconsistency in the reflection of the value of options and warrants. The Company accounts for stock based grants issued to non-employees at fair value in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 151.” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests. This Statement is effective for the Company as of January 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the impact, if any, of SFAS 160 on its consolidated financial statements.

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

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). This Statement shall be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$1,833	$82,995
Machinery and equipment	15,437	78,761
	17,270	161,756
Less accumulated depreciation	11,015	157,568
	$6,255	$4,188

Depreciation expense for the years ended December 31, 2008 and 2007 was $2,787 and $5,459 respectively. The decrease was due to certain assets becoming fully depreciated.

4.	INCOME TAXES

The income tax benefit for the year ended, December 31, 2008 and 2007, includes:

	2008	2007
Federal	–	–
State	$272,243	$-
	$272,243	$-
DEFERRED
Federal	–	–
State	–	–
	$–	$-

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

There is no current provision for corporate income taxes for the years ended December 31, 2008, and 2007 as the Company generated net losses for income tax purposes. At December 31, 2008, the Company had available for federal income tax purposes net operating loss carry forwards of approximately $70,827,000 that expire through 2028. At December 31, 2008, the Company had credits for increasing research activities of approximately $825,000 that expire from the years 2015 through 2022.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	DECEMBER 31, 2008	DECEMBER 31, 2007
DEFERRED TAX ASSETS:
Net operating loss carry forwards	$24,911,000	$25,117,000
Research and development credits	825,000	825,000
TOTAL DEFERRED TAX ASSETS	25,736,000	25,942,000
Valuation allowance	(25,736,000)	(25,942,000)
Net deferred tax assets	$–	$–

The net change in the valuation allowance was a (decrease) and an increase of $(300,000) and $594,000 for the years ending 2008 and 2007 respectively.

The reconciliation of estimated income taxes attributed to operations, at the statutory tax rates, to the reported income tax benefit is as follows:

	2008	2007
Expected federal tax credit at statutory rate	$(521,000)	$(470,000)
State taxes, net of federal tax rate	(380,000)	(124,000)
Change in valuation allowance	901,000	594,000
	$--	$--

As of December 31, 2008 the Company had net operating loss carry forwards for federal income tax purposes of approximately $70,827,000 which expire in the years 2009 through 2028 and federal research and development tax credits of approximately $825,000 which expire in the years 2015 through 2022.

As of December 31, 2008 The Company had net operating loss carry forwards for state income tax purposes of approximately $2,086,000 which expire in the years 2009 through 2028.

Utilization of the Company’s net operating loss and credit carry forwards may be subject to substantial annual limitation due to the ownership change imitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization

During 2008, the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority. Through the Program the Company was able to transfer a portion of its State operating loss carry forwards in exchange for $272,243.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

5.	NOTES PAYABLE

The Company has $1,882,362 in notes payable plus 3% interest due on April 23, 2009. The notes are convertible into common shares at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the Company.  The Company is attempting to negotiate with the holders of the note to either convert or extent the note.

Additionally during 2008 the Company raised $350,000 as part of a bridge loan.  Pursuant to the financing, the Company issued notes payable totaling $350,000 plus 12% interest per annum.  The notes are due upon the earlier to occur of (a) 2 years from the date of issuance, or (b) upon the closing of at least $2 million in funding.  Additionally, 1,400,000 warrants exercisable at $.40 per share expiring in 2013 were issued to the holders of the notes.  Due to the issuance of the warrants a discount of $58,597 was booked.  The warrants were valued using the Black Scholes method

6.	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

On July 26, 2007 the Board unanimously approved the granting of 3.72 million options, which was approved on May 29, 2007, to officers, Directors, employees and consultants of the Company. All options are exercisable at $1 per share and expire 10 years from issuance. The options were valued using the Black Scholes method and total charges of $2,001,999 were applied to the appropriate accounts.

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

On December 31, 2008 a total of 40,000 options were granted to Bruce Bergman, Aaron Cohen, William Comer and Alf Akerman (10,000 each) for participation on Board committees exercisable at $1 per share expiring 10 years from issuance.  Expenses totaling $1,600 were charged to “Board Expense” in 2008.

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

The following table presents the combined activity of the plan and non-plan stock option issuances for the years ended December 31, 2007 and 2008:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING AT DECEMBER 31, 2006	8,038,253	$1.00
Granted during 2007	3,760,000	$1.00
OUTSTANDING AT DECEMBER 31, 2007	11,798,253	$1.00
Granted during 2008	40,000	$1.00
OUTSTANDING AT DECEMBER 31, 2008	11,838,253	$1.00

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of December 31, 2008:
	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	9.7

The grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007
Expected life (years)	9.7	13.3
Risk-free interest rate	1.434%	5.102%
Volatility	96%	96%

WARRANTS

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

On May 28, 2008, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals.  Further and as part of the same financing, on July 28, 2008 the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three individuals.  The Company had a third closing in October 2008.  The Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.40 per share, to two individuals.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

Additionally, the Company issued an aggregate of 1,000,000 warrants exercisable at $.40 per share expiring 5 years of issuance to the ten individuals who participated in the May 28, 2008 and July 28, 2008 closings.  These warrants replace the previously issued 500,000 warrants exercisable at $.50 per share expiring 5 years from issuance.  The terms of the bridge loan were changed and thus previous investor’s holdings were adjusted to the new terms which were 4 warrants for every $1 issued.  The warrants are exercisable at $.40 per share and expire 5 years from issuance.

At December 31, 2008, the Company had outstanding warrants to purchase 13,418,514 shares of the Company’s common stock at exercise prices of $.40, $1, $1.30, $1.65 and $6 per share. These warrants have expirations of July 2013, November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of December 31, 2008.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.00	7,058,796	$1.00
$1.30	1,030,000	$1.30
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,400,000	$0.40

COMMON STOCK TRANSACTIONS

During the third quarter 2007, 25,000 shares of common stock were issued to an existing shareholder for stock purchased in the past and not in the stock records due to a clerical error. On September 30, 2007 there were 15,926,126 common shares outstanding.

At December 31, 2008, the Company has authorized 50,000,000 shares of common stock, $.001 stated value. The following table represents the approximate allocation of reserved shares at December 31, 2008:

Common Stock	15,926,126
Stock Options	11,838,253
Warrants	13,418,514
41,182,893

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“Co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the Co-CEO’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the Co-CEO an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company’s cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the Co-CEO agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. At December 31, 2008, the Co-CEO had deferred compensation totaling $478,413. The Co-CEO is the nephew of the Company’s other co-Chief Executive Officer, David Abel.

All officers, directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On December 31, 2008, there was $1,298,056 deferred from officers and employees and $206,250 from directors.   It is anticipated that the majority of accrued salaries will be converted into warrants of the Company on a 1-for-1 basis.  In April 2008 at the Board’s request all salaried employees of the Company were subject to a minimum of 50% temporary cash salary reduction while the Company sought financing for its operations.  In October 2008, the Company ceased accruing salary reductions for all officers, directors and employees.

7.	LITIGATION

At December 31, 2008 and December 31, 2007, the Company was not involved in any ongoing litigation.

8.	RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,099,479 and $103,992,672 on December 31, 2008 and 2007, respectively.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

9.	LEASE OBLIGATIONS

The Company leases approximately 1,100 square feet of office space at 560 Sylvan Ave, Englewood Cliffs, New Jersey, under a lease terminating in March 2012. The Company also has office space at 200 Broad Hollow Road, Melville, New York with respect to which the Company incurs no rental expense from this premises and on Jericho Turnpike in Syosset NY with respect to which the Company incurs a rental expense of $300 per month on a month-to-month basis. The Company believes its existing facilities are adequate to meet its requirements through the year 2009. On November 1, 2008, the Company entered into an operating lease for its current office space in Englewood Cliffs, New Jersey. The lease commenced on November 15, 2008 and expires on November 15, 2010 and requires monthly base rental payments of $1,919 plus certain annual escalation..

The approximate aggregate minimum rental commitments on these leases are as follows:

Year Ending December 31,

2009	23,028
2010	19,190

Total	$42,218

Our rental expense was $103,605 and $84,249, for the years ended December 31, 2008 and 2007, respectively.

10.	RELATED PARTY TRANSACTIONS

Several Board members invested in the Company’s bridge loan in 2008.  Five Board members invested a total of $125,000 into the bridge offering.  Each invested $25,000 and in exchange received a two year promissory note with a stated interest rate of 12% per annum.  Additionally, each received 100,000 warrants exercisable at $.40 per share expiring 5 years from issuance.

11.	SUBSEQUENT EVENTS

In February 2009 a director of the Company made a second $25,000 investment into the Company’s bridge offering under the same terms as described above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of December 31, 2008. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described below.

(B) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008 we did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties. Currently we employ one individual who is in charge of our accounting and financial duties on a day-to-day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have altered our conclusion as to the ineffectiveness of such controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Biographical descriptions of each of our directors and executive officers can be found below:
NAME	AGE	POSITION
Martin F. Schacker	52	Chairman of the Board and Co-Chief Executive Officer
David Abel	66	Vice Chairman of the Board, Co-Chief Executive Officer
Neil Martucci	36	Chief Financial Officer
Robert P. Budetti	66	Chief Operating Officer and Director
Kenneth Cartwright	73	Senior Vice President of Drug Developments Regulatory Affairs and Director
Alf E. F. Akerman	45	Director
Bruce J. Bergman, Esq.	63	Director
William T. Comer, Ph.D	72	Director
Aaron Cohen	72	Director

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

NEIL MARTUCCI has served as our Chief Financial Officer since 2004. In 2003, he joined Innapharma, Inc. as Controller and was appointed Chief Financial Officer in 2004. From 2001 through 2003, Mr. Martucci served as Vice President of Investments for Kirlin Securities, a publicly traded investment bank. From 1994 through 2001, Mr. Martucci served as Vice President of Investments for M.S. Farrell and Co, a small Wall Street Investment firm. In addition, he served as an investment banker for M.S. Farrell and Co. from 1999 through 2001. Mr. Martucci graduated from Miami (Ohio) University with a degree in finance in 1994.

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

AARON COHEN has served as a Director since February 2001. Mr. Cohen, founded National Technical Systems in 1961, a publicly traded company and is currently a Vice-Chairman of the Board of Directors; Mr. Cohen has served as the President of Smithway Associates, Inc., a property management company, since 1991. He is the Chief Financial Officer and Director of Intelligent Optical Systems. Mr. Cohen is a Member of the Deans Adivsory Board of the Henry Samueli UCLA School of Engineering and Applied Sciences, the American Society of Quality Control, the Institute of Environmental Sciences and a Professional Member of the International Conference of Building Officials. In addition, Mr. Cohen is a Director of the Sephardic Education Center and the Vice President of Sephardic Temple Tifereth Israel. Mr. Cohen is a Registered Professional Engineer in the State of California, and received his B.S. in Engineering from UCLA in 1958. There are no family relationships among any of our Directors or executive officers, other than David Abel and Martin Schacker who are nephew and uncle.

COMPOSITION AND ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors currently consists of nine members. In June 2004, our Board of Directors was divided into three classes, designated as Class I, Class II and Class III. The Board of Directors currently consists of three Class I Directors (William T. Comer, Ph.D., Aaron Cohen and Alf E. Akerman), three Class II Directors (Bruce J. Bergman, Esq., Kenneth Cartwright and Robert P. Budetti), and three Class III Directors (Martin F. Schacker, David Abel and John P. Feighner, M.D.). The Class I Directors shall served as directors for an initial term of one year, the Class II Directors for an initial term of two years and the Class III Directors for an initial term of three years. The initial term for each class of directors commenced in June 2004. After the initial term expired, each director serves for a staggered three-year term. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. A director holds office until the annual meeting for the year in which such director’s term expires and until such director’s successor shall be duly elected and qualified, subject, however to prior death, resignation, retirement, disqualification or removal from office.

Our executive officers are appointed by our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of the Company’s knowledge, there were no Section 16(A) transactions that were required to be reported.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees. The Code of Ethics increases the fiduciary duties of our financial management team. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report within four days of such amendment or waiver.

DIRECTOR INDEPENDENCE

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that  Messrs. Cohen, Bergman, Comer and Akerman are “independent” within the meaning of such rules.

BOARD COMMITTEES

The audit committee is comprised of Messrs. Akerman, Bergman, and Cohen. Our audit committee financial expert is Mr. Akerman.  The compensation committee is comprised of Messrs. Cohen, Abel and Bergman. Mr. Cartwright serves as an advisor to the compensation committee.  There were 4 meetings of the Board of Directors held during 2008.  Each director attended at least 75% of the meetings held..

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2008 and 2007.

EXECUTIVE COMPENSATION

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) (D)	Stock Awards ($) (E)	Option Awards ($) (F)	Non-equity Incentive Plan Compensation ($) (G)	Non-qualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (H)	Total ($) (I)
Martin Schacker(1) Co-CEO/ Chairman	2007	300,000	45,000	–	459,918	–	–	14,000	818,918
	2008	300,000	--	–	--	–	–	14,000	314,000
David Abel(2) Co-CEO/Vice-Chairman	2007	110,000	–	–	162,324	–	–	–	272,324
	2008	110,000	–	–	--	–	–	–	110,000
Robert Budetti(3) Board Member	2007	–	–	–	189,378	–	43,000	232,378
	2008	–	–	–	--	--			--
Neil Martucci(4) Chief Financial Officer	2007	100,000	20,000	–	162,324	–	–	–	282,324
	2008	100,000	–	–	--	–	–	–	100,000
Dr. Kenneth Cartwright(5) Chief Scientific Officer	2007	60,000	–	–	270,540	–	–	6,000	396,540
	2008	60,000	–	–	--	–	–	–	60,000

(1)
As per his employment agreement, Mr. Schacker is due an annual salary of $300,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Schacker, at the Board’s request, agreed to defer 50% of his annual salary.  In April 2008, Mr. Schacker at the Board’s request agreed to defer another 50% of his salary.  He is currently drawing a cash salary of $75,000 per annum. During the 2007 fiscal year, Mr. Schacker received 850,000 additional options exercisable at $1 per share expiring 10 years from issuance.

(2)
Mr. Abel is due to receive an annual salary of $110,000 per year. As part of cost cutting measures at the time of the bankruptcy, Mr. Abel at the Board’s request agreed to defer 100% of his annual salary and has thus received no cash compensation since then. In 2007, Mr. Abel received an additional 300,000 options, exercisable at $1 per share expiring 10 years from issuance.

(3)
Robert Budetti is our former Chief Operating Officer and is currently a Board member. He is paid as a consultant on a task-by-task basis. In 2007, he received an additional 350,000 options exercisable at $1 per share expiring 10 years from issuance.

(4)	Neil Martucci is our Chief Financial Officer. He received 300,000 options in 2007, exercisable at $1 per share expiring 10 years from the date of issuance.

(5)	Dr. Ken Cartwright is our Chief Scientific Officer and a Board member. In 2007, he received an additional 500,000 options exercisable at $1 per share expiring 10 years from issuance.

(6)
The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.  All options issued to employees were valued for the purposes of this table using the Black Scholes method as described in SFAS 123(r). All assumptions used in calculating the value of the options are contained in footnote 6 which accompanies the financial statements included in this Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2008. None of the named executive officers exercised any of their stock options during the period from inception

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Martin Schacker Co-CEO/ Chairman	1,712,000 850,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0
David Abel Co-CEO/Vice-Chairman	1,138,187 300,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0
Robert Budetti Board Member	570,000 350,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0
Neil Martucci Chief Financial Officer	295,000 300,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0
Dr. Kenneth Cartwright Chief Scientific Officer	437,502 500,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0

The grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007
Expected life (years)	9.7	13.3
Risk-free interest rate	1.434%	5.102%
Volatility	96%	96%

DIRECTORS COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Comer	$9,375	0	$400	0	0	0	$9,775
Aaron Cohen	$9,375	0	$400	0	0	0	$9,775
Alf Akerman	$9,375	0	$400	0	0	0	$9,775
Bruce Bergman	$9,375	0	$400	0	0	0	$9,775

(1) All options issued to employees were valued for the purposes of this table using the Black Scholes method as described in SFAS 123(r). All assumptions used in calculating the value of the options are contained in footnote 6 which accompanies the financial statements included in this Annual Report

Effective January 1, 2002, each non-employee and non-consultant member of our Board of Directors received the following annual compensation in consideration for services rendered as a Director: (i) a five-year option to purchase up to 40,000 shares of our common stock, which options vest quarterly and were issued annually in arrears, and were exercisable at an exercise price equal to (a) a 15% discount to the fair market value at the end of the year in which such option is granted, if our common stock is publicly traded, unless such percentage reduction shall have a deleterious tax consequence upon us, in which event the exercise price shall be equal to the fair market value, or (b) such dollar amount as is set by our Board of Directors at the end of the year in which such option is granted, if our common stock is not publicly traded; (ii) a cash stipend of $12,500 per annum, paid on a quarterly basis; and (iii) reimbursement of reasonable and ordinary expenses incurred in connection with such member’s attendance at Board or committee meetings. In 2005, all existing options were converted into warrants to purchase shares of our common stock exercisable at either $1 per share or $6 per share expiring either in November 2009 or 2011. At the Board’s request all Board stipends were deferred to a later date. In December 2005, all deferred Board stipends were converted into Tetragenex options. In July 2006, it was decided that all Board members serving on a Board committee would be entitled to an additional $10,000 per year to be paid in options until it was determined that we had sufficient funds to pay the fee in cash.

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

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

Employment Agreements

On December 15, 1999, we entered into a three-year employment agreement with our co-Chief Executive Officer and co-Chairman of the Board, Mr. Martin Schacker. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of Mr. Schacker’s efforts on our behalf and his performance, our Board of Directors: (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted Mr. Schacker a ten-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to us, the Board of Directors: (x) further increased his annual salary to $300,000, (y) further extended the term of the agreement by one year, through and including December 15, 2005, and (z) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share. In December 2005, the executive’s contract was extended by an additional 3 years by the Board under the same terms as the previous agreement. On April 6, 2003, as a result of our cost reduction, Mr. Schacker agreed to defer half of his $300,000 yearly salary. In December 2005, Mr. Schacker agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. In April 2008 at the Board’s request Mr. Schacker’s salary was reduced by another 50% to $75,000 per annum.  At December 31, 2008, Mr. Schacker had deferred compensation totaling $478,423. Mr. Schacker was granted an aggregate of 850,000 options exercisable at $1 per share and expiring in 2017 during 2007.

Consulting Agreements

All consultants are paid on an hourly basis as needed.  We do not have any agreements in place with our consultants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date of the filing March 31, 2009 by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our Directors, (iii) each of the executive officers, and (iv) all our Directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2009, there were 15,926,126 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of the date hereof, there were no shares of preferred stock issued and outstanding.
Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Common Stock	Martin F. Schacker(3)	2,748,679	14.72%
Common Stock	David Abel(4)	2,543,622	14.24%
Common Stock	Estate of Feighner Family.(5)	2,865,306	15.93%
Common Stock	Robert P. Budetti(6)	1,592,817	9.11%
Common Stock	Alf E. F. Akerman(7)	677,708	4.03%
Common Stock	Bruce J. Bergman, Esq.(8)	705,521	4.19%
Common Stock	Kenneth Cartwright(9)	1,333,925	7.74%
Common Stock	William T. Comer(10)	1,025,089	6.10%
Common Stock	Aaron Cohen(11)	885,155	5.31%
Common Stock	Neil Martucci(12)	607,643	3.68%
Common Stock	The William Shenk 1996 Revocable Trust(13)	1,681,088	10.14%
	All Directors and officers as a group (9) persons)	16,666,553	56.01%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Tetragenex Pharmaceuticals, Inc., 560 Sylvan Ave Englewood Cliffs NJ 07632.

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

(3)
Martin Schacker is our Chairman and Co-CEO. His holdings consist of 49,833 common shares which represents .31% of our total outstanding common stock as of 3/30/09, based on 15,926,126 shares outstanding, which was received from acting as a placement agent during our early stage financing as Chairman of M.S. Farrell. Additionally, 2,562,000 options exercisable at $1 per share expiring at different times between  2017 to 2020 were granted to Mr. Shacker as consideration for services provided to us as well as the forgiveness of accrued salaries due to Mr. Schacker. Additionally, Mr. Schacker currently owns 62,169 warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 74,677 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011. The warrants consist of options for services provided which were converted into warrants as well as for acting as a placement agent over the years in our private placements. Mr. Schacker is the nephew of David Abel.

(4)
Mr. Abel is our Vice Chairman and Co-CEO. His holdings consist of 606,341 shares of our common stock which represents 3.8% of our total outstanding common stock as of 3/30/09, based on 15,926,126 shares outstanding, and was obtained from investments in several of our private placements. Additionally, Mr. Abel holds 1,438,187 nonvoting immediately vesting options exercisable at $1 per share expiring at different times between 2017 to 2020 which were granted for services rendered to us as our Vice Chairman and Co-CEO as well as the forgiveness of accrued salaries due to him. Mr. Abel also holds 262,864 non-voting warrants to purchase shares of our common stock at $1 per share, expiring November 30, 2009, and 136,230 nonvoting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013 which were obtained from various investments in our private placements, bridge loans, and for being a partial owner in the investment bank which was the placement agent for several of the our offerings. David Abel is the uncle of Martin Schacker

(5)
Dr. Feighner was a consultant for us and a member of our Board prior to his passing in 2006. His holdings, which are now the holdings of his estate, consist of 807,816 shares of our common stock that represents 5.06% of our total outstanding common shares as of 3/30/09 based on15,926,126 shares outstanding, which he received from several investments in our private placements. Secondly he holds 1,010,976 non-voting immediately vested options to purchase shares of our common stock at $1 per share, expiring in the year 2020 which he received for services provided to us as our President and Director as well as for forgiveness of accrued salaries due to Dr. Feighner. He holds 691,438 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 255,076 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 and 100,000 warrants exercisable at $.40 per share expiring October 2013 that were obtained as part of investments made in the our common stock in several private placements and bridge loans as well as from the conversion of previous options granted to Dr. Feighner for services rendered to us as our President.

(6)
Consists of 35,000 common shares of our common stock which represents .22% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, as well as 1,179,588 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020, 10,000 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 268,229 nonvoting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013. Mr. Budetti is a member of our Board.

(7)
Alf Akerman serves as our Director and his holdings consist of options to 663,125 non-voting options exercisable at $1 per share expiring at different times between 2017 to 2020 granted to Mr. Akerman for services provided to us as our Director, and 14,583 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011, received from converting previously issued options received for service provided as our Director.

(8)
Bruce Bergman is serves as our Director and his holdings consist of 653,125 non-voting options exercisable at $1 per share expiring at different times between 2017 and 2020 granted to Mr. Bergman for services provided to us as our Director. Additionally, he holds 20,000 warrants exercisable at $1 per share, which expires November 30, 2009, and 32,396 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 received from converting previously issued options received for service provided as our Director.

(9)
Dr. Cartwright is our Chief Scientific Officer and a Board member and his holdings consist of 27,500 common shares of our common stock which represents .17% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, obtained from an investment in our start-up period. He also holds 1,037,500 non-voting options exercisable at $1 per share expiring in the year 2020 received for services provided as our Director and Chief Scientific Officer as well as 135,502 non-voting warrants to purchase shares of our common stock at $1 per share, expiring November 30, 2009, 100,000 warrants exercisable at $.40 per share expiring October 2013, and 33,423 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011, received from converting previously issued options received for service he provided as our Director.

(10)
William Comer is our Board member and his holdings consist of 147,172 shares of common stock which represents .92% f our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, which were received from investments in our private placements, as well as 663,125 nonvoting options exercisable at $1 per share expiring at different times between 2017 to 2020, for services provided out Director. Additionally he holds 112,500 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 2,292 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013  received from several investments he made in our securities as well as for converting previously issued options granted to him as a Director.

(11)
Aaron Cohen serves as our Director and his holdings consist of 151,092 common shares of our common stock, which represents .95% of our total outstanding common shares as of  3/30/09, based on 15,926,126 shares outstanding, which he received from investments in our private placements as well as 538,125 nonvoting options exercisable at $1 per share expiring in the years 2017- 2020 issued for services provided to us as our Director. Additionally he holds 91,250 non-voting warrants to purchase shares of our common stock at $1 per share expiring November 30, 2009, and 4,688 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 as well as 100,000 warrants exercisable at $.40 per share expiring October 2013.

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

(13)
William Shenk, P.O. Box 1991 La Jolla, CA, is our beneficial owner and his holdings consist of 1,000,000 shares of common stock which represents 6.28% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, as well as 650,000 non-voting warrants exercisable at $1 per share expiring November 30, 2009, 667 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011, and 30,421 non- voting warrants to purchase shares of our common stock at $1.65 per share expiring November 30, 2009.

COMPENSATION PLANS

We currently do not have any compensation plans in place.

OPTIONS/SAR GRANTS
Name and Principal Position	Number of Securities Underlying Options		% of Total Options Granted to Employees in 2007	% of Total Options Granted to Employees in 2008	Exercise Price	Expiration Date
Martin Schacker Chairman/Co-CEO	-			-	-	-
	850,000	(1)	23.00%		$1.00	August 2017
David Abel Co-CEO/Vice Chairman of the Board	-			-	-	-
	300,000	(2)	8.10%		$1.00	August 2017

Robert Budetti Director	-			-	-	-
	350,000	(3)	9.46%		$1.00	August 2017
Dr. Kenneth Cartwright Chief Scientific Officer/Director	-			-	-	-
	500,000	(4)	13.51%		$1.00	August 2017
Neil Martucci Chief Financial Officer	-			-	-	-
	300,000		8.1%		$1.00	August 2017
Other Employees and Board Other Employees and Board	40,000			100%	$1.00	January 2018
	1,400,000		37.83%		$1.00	August 2017

(1)
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

(2)
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

(3)
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

(4)
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

(5)
In 2007, we issued 300,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Mr.Martucci for services rendered by him as our Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 10 years after issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 2004, we entered into an agreement with the holders of the 725 shares of our Class D preferred stock to eliminate the Class D preferred shares in exchange for our cash payments of $600,000 on the effective date of the bankruptcy, and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004, three of the entities that comprised the Class D preferred shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,968 was converted into 179,960 shares of our common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of our common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note, plus accrued interest, was converted into 679,912 shares of our common stock. An aggregate of 1,066,722 shares of our common stock was issued to the former note holders and approximately $1,882,000 plus interest is due in April 23, 2009. The long-term note due to the former Series D preferred holders is secured by our patents.

Several members of the Board participated in the Company’s 2008 bridge loan.  Six directors invested an aggregate of $150,000 in exchange for a promissory note for the principal amount of loan plus 12% interest per annum and an aggregate of 600,000 warrants exercisable at $.40 per share expiring in 2013.

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

DIRECTOR INDEPENDENCE

This information is provided at Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We have appointed Demetrius & Company, LLC as our independent auditors to audit our financial statements. The aggregate fees billed for services rendered by Demetrius & Company, LLC for 2008 and 2007 are described below:

AUDIT FEES. Fees from audit services totaled approximately $42,000 and $44,175 for 2008 and 2007, respectively. Fees also include fees for the reviews of the Company’s quarterly financials.

OTHER AUDIT FEES: Registration Statement totaled $5,000 for 2007.

TAX FEES. Fees for tax services totaled approximately $5,750 and $10,000 for 2008 and 2007, respectively.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
1.1(1)	Placement Agent Agreement between Equity Source Partners, LLC and Tetragenex Pharmaceuticals, Inc.
2.1(1)	Final order of the bankruptcy of Innapharma, Inc.
3.1.1(1)	Amended and Restated Certificate of Incorporation of Tetragenex Pharmaceuticals, Inc.
3.1.2(1)	Amended and Restated By-laws of Tetragenex Pharmaceuticals, Inc.
3.2(1)	Certificate of Authority to do business in the State of New Jersey of Tetragenex Pharmaceuticals, Inc.
3.2.1(1)	Certificate of Correction of Certificate of Merger
4.1(1)	Promissory Note
10.1(1)	Employment Agreement with Martin Schacker dated October 28, 1999, as amended.
10.2(2)	Definitive Agreement with Dr. Stephen Stahl, dated May 29, 2007.
14(1)	Code of Ethics
16(1)	Letter from Former Auditor
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Patent Security Agreement.

(1)	Previously filed with our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 13, 2006, and declared effective on January 26, 2007.

(2)	Previously filed with our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2009.

TETRAGENEX PHARMACEUTICALS, INC.

By:	/s/ MARTIN F. SCHACKER
Martin F. Schacker, Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Martin F. Schacker	Chairman of the Board and	March 31, 2009
Martin F. Schacker	Co-Chief Executive Officer

/s/ David Abel	Vice Chairman of the Board,	March 31, 2009
David Abel	Co-Chief Executive Officer

/s/ Neil Martucci	Chief Financial Officer	March 31, 2009
Neil Martucci

/s/Robert P. Budetti	Chief Operating Officer and Director	March 31, 2009
Robert P. Budetti

/s/Kenneth Cartwright	Senior Vice President of Drug Developments	March 31, 2009
Kenneth Cartwright	Regulatory Affairs and Director

/s/Alf E. F. Akerman	Director	March 31, 2009
Alf E. F. Akerman

/s/Bruce J. Bergman, Esq.	Director	March 31, 2009
Bruce J. Bergman, Esq.

/s/William T. Comer, Ph.D	Director	March 31, 2009
William T. Comer, Ph.D

/s/Aaron Cohen	Director	March 31, 2009
Aaron Cohen