Form 10-Q
period 2009-03-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2009-05-15
CIK 1362659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3781895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Ave
Englewood Cliffs, New Jersey 07632
(Address of Principal Executive Offices) (Zip Code)

(201) 408-5335
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]Yes [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on May 15, 2009: 15,926,126.

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Balance Sheet
as of March 31, 2009 and
Audited Balance Sheet
as of December 31, 2008

	December	March
	31, 2008	31, 2009
ASSETS
Current assets
Cash and cash equivalents	$329,863	$225,964
Prepaid insurance and other current assets	18,780	6,740
	348,643	232,704

Property and equipment, net	6,255	6,557
Security Deposit	4,188	4,188
Patents, net	449,671	444,287
	$808,757	$687,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	1,882,362	1,882,362
Accounts payable and accrued expenses	1,610,729	1,609,183
Accrued interest	254,354	279,306

Total current liabilities	3,747,445	3,770,851
Long term liability
Notes payable	308,823	335,244
Total liabilities	4,056,268	4,106,095

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000
shares authorized; 0 shares outstanding	-
Common stock - $.001 par value - 50,000,000 shares authorized
15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,836,042	101,840,856
Accumulated deficit	(105,099,479)	(105,275,141)

Total stockholders' equity	(3,247,511)	(3,418,359)
	$808,757	$687,736

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Operations
for the Three-Month Periods Ended March 31, 2009 and 2008

	Three months ended March 31
	2009	2008
	(unaudited)
Revenue
Contract revenue	$-	$-
	-	-

Operating expenses
Research and development	$-	$7,578
Compensation expense	44,356	172,083
Travel	14,763	26,502
General and administrative	27,348	58,123
Professional fees	15,000	38,587
Payroll taxes and employee benefits	17,229	24,008
Consulting fees	3,183	11,250
Rent and occupancy	11,409	20,818
Depreciation and amortization	11,426	10,568

Loss before other income(expense) and tax benefit	(144,714)	(369,517)

Other income (expense)

Interest income	240	1,848
Interest expense	(31,188)	(14,597)

Loss before tax benefit	(175,662)	(382,266)

Net loss	(175,662)	(382,266)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	15,926,126	15,926,126

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Cash Flows
for Three-Month Periods Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009	2008
Cash flows from operating activities
Net loss	$(175,662)	$(382,266)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	6,235	-
Depreciation and amortization	11,426	-
Changes in operating assets and liabilities		-
Prepaid insurance and other current assets	12,040	12,162
Accounts payable and accrued expenses	(1,546)	129,205
Accrued interest payable	24,952	14,597

Net cash used in operating activities	(122,555)	(215,734)

Cash flows from investing activities
Cash paid for property and equipment	(844)	-
Patent Costs	(5,500)	(18,068)

Net cash (used in) provided by investing activities	(6,344)	(18,068)

Cash flows from financing activities
Proceeds from notes payable	25,000	-

Net cash provided by financing activities	25,000	-

Net (decrease) increase in cash and cash equivalents	(103,899)	(233,802)

Cash and cash equivalents, beginning of year	329,863	527,737

Cash and cash equivalents, end of year	$225,964	$293,935

Supplemental disclosures of cash flow information
Cash paid for taxes	500	-
Cash paid for interest	-	-

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. The Company

Tetragenex Pharmaceuticals, Inc. (referred to herein as “we”, “our” or “us”) is headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

Tetragenex is a biopharmaceutical Company which has developed a platform of peptides which have shown activity in the treatment of central nervous system diseases (“CNS”).  Nemifitide, the Company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments. Nemifitide has shown a rapid and robust onset of action after 10-14 days of treatment (10-15 subcutaneous injections) with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.

The Company intends to find a licensing partner to continue the development of Nemifitide, primarily in treatment resistant patients which currently represents approximately 5 to 10 percent of the overall patient population suffering from the disease.  Nemifitide is currently administered thru subcutaneous injection and is given intermittently with 10 or 15 doses or 2 or 3 weeks. Patients who respond tend to stay healthy for several months after the initial dosing regimen.

2. Summary of significant accounting policies

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $1,106,807 and $4,579,958 for years ended December 31, 2008 and 2007 respectively, and another $175,662 for the quarter ended March 31, 2009. At March 31, 2009 the Company has a working capital deficiency of $2,034,890, short term debt of approximately $3,770,000 and a deficiency in stockholder’s equity of $3,418,359. The Company has less than 12 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. To address the Company’s immediate cash requirements which are necessary for the Company to continue in business, several members of the Board of directors made investments into a bridge loan to the Company. Several other individuals participated as well. The Company will seek to undertake an offering of equity and/or debt in an effort to raise funds. However, the Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the Company on acceptable terms, or at all. The Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical Company, could prove extremely lucrative to the Company. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financing to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.  The Company does not believe the adoption of SFAS 141R will have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). This Statement shall be effective sixty days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

Interim Financial Statements

Financial statements as of March 31, 2009, and for three month periods ended March 31, 2009 and 2008, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as appearing in the Company’s Annual Reports on Form 10-K and Form 10-KSB, respectively, filed with the Securities and Exchange Commission on March 31, 2009 and May 14, 2008, respectively.

3. Notes Payable

The Company has $1,882,362 in notes payable plus 3% interest due on April 23, 2009. The notes are convertible into common shares at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the Company.  The Company is attempting to negotiate with the holders of the note to either convert or extent the note.

Additionally during 2008 the Company raised $350,000 as part of a bridge loan.  In exchange for the funds the company issued notes payable totaling $350,000 plus 12% interest per annum.  The notes are due in 2 years or upon the closing of at least $2 million in funding.  An aggregate of 1,400,000 warrants exercisable at $.40 per share expiring in 2013 were issued to the holders of the notes as well.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

4. Stockholders’ Equity

STOCK OPTIONS

All of the Company’s outstanding stock options vest immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

On March 31, 2009 there were a total of 11,838,253 options outstanding all exercisable at $1 per share expiring between 2017 and 2020.

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of March 31, 2009:

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

Further, and as part of the same financing, on February 23, 2009 the Company issued a promissory note carrying 12% interest per annum having an aggregate face value of $25,000, together with warrants to purchase 50,000 shares of the Company’s common stock at $0.40  per share, to one individual.

At March 31, 2009, the Company had outstanding warrants to purchase 13,468,514 shares of the Company’s common stock at exercise prices of $.40, $1, $1.30, $1.65 and $6 per share. These warrants have expirations of July 2013, November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of March 31, 2009.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.00	7,058,796	$1.00
$1.30	1,030,000	$1.30
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,450,000	$0.40

COMMON STOCK TRANSACTIONS

On March 31, 2009 there were 15,926,126common shares outstanding At March 31, 2009, the Company has authorized 50,000,000 shares of common stock, $.001 stated value. The following table represents the approximate allocation of reserved shares at March 31, 2009:

Common Stock	15,926,126
Stock Options	11,838,253
Warrants	13,468,514
41,232,893

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“Co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the Co-CEO’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the Co-CEO an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company’s cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the Co-CEO agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. At March 31, 2009, the Co-CEO had deferred compensation totaling $478,413. The Co-CEO is the nephew of the Company’s other co-Chief Executive Officer, David Abel.

All officers, directors and employees of the Company at the time of the bankruptcy agreed to defer a portion or all of their compensation. On March 31, 2009, there was $1,298,056 deferred from officers and employees and $206,250 from directors.  It is anticipated that the majority of accrued salaries will be converted into warrants of the Company on a 1-for-1 basis.  In April 2008 at the Board’s request all salaried employees of the Company were subject to a minimum of 50% temporary cash salary reduction while the Company sought financing for its operations.  In October 2008, the Company ceased accruing salary reductions for all officers, directors and employees.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

5. Litigation

At March 31, 2009 the Company was not involved in any ongoing litigation.

6.  Risks and uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,275,141 and $104,374,938 on March 31, 2009 and 2008, respectively.

The Company plans to provide for additional working capital and funds for the continued development of its products through the private or public sale of equity or debt. The Company’s ability to obtain such financing is contingent upon continued progress in its drug development efforts and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company’s ability to enter into such an agreement or successfully complete future funding.

 7. Subsequent Events

On April 23, 2009 the Company was required to remit $1,882,323 plus accrued interest of $249,407 (the “Sum”) to KBC Bank N.V., and/or its affiliates  under a certain secured promissory note issued by the Company dated October 25, 2004 (the “Note”).  The Note is secured by all of the Company’s patents that were issued prior to October 25, 2004.

The Company did not remit the Sum to the Lenders on April 23, 2009, and as a result is in default pursuant to Section 5(b) of the Note.   The Company is seeking to negotiate with the lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Quarterly Report.

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

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report

OVERVIEW

Tetragenex Pharmaceuticals, Inc. (referred to herein as “Tetragenex,” the “Company,” “we,” “our” or “us”) was a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases.  Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code on April 15, 2003.  As part of the bankruptcy restructuring, Innapharma merged into and with Tetragenex.  Effective November 23, 2004 the combined company emerged from bankruptcy under the name Tetragenex Pharmaceuticals, Inc.   We are headquartered in Englewood Cliffs, New Jersey, with small satellite offices in Melville, New York and Syosset, New York.

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

STATE OF NEW JERSEY DEVELOPMENT PLAN

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Development Plan generated a net check to us in 2003 in excess of $200,000; a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we received $5,000 as part of the Development Plan.  Although we have applied to sell a portion of our tax losses, due to a change in the standards of the Development Plan, our application was declined in 2007. In 2008, we were approved to sell a portion of our New Jersey tax losses and we received approximately $280,000 in December 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 we had approximately $275,000 in cash and have a core burn rate of approximately $30,000 per month.  As of May 15, 2009, we have approximately $190,000 in current assets and have a core burn rate of approximately $30,000 per month, which we believe is sufficient for 6 months absent of the current debt  due. The $190,000 will be used primarily for operations going forward. Additional funds will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide to market. Future funds will be derived from sales of equity or debt in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the Development Plan. Our debt consists of a $1.8 million dollar note that came due April 23, 2009 and the $375,000 promissory notes derived from our bridge financing.

THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenue – We had no revenue from any source for the three months ending March 31, 2009 and 2008.

Research and Development – Research and development costs decreased by $7,578, to zero from $7,578 for the three months ended March 31, 2009, as compared the three months ending March 31, 2008. No studies were performed during the first quarter of 2009 and therefore there have been no related expenses.

Compensation Expense – Compensation expense decreased by $127,727 to $44,356 for the three months ended March 31, 2009 as compared to $172,083 for the three months ended March 31, 2008.  This decrease was attributable to a reduction in salaries and a reduction in staff.

Travel Expense – Travel expense decreased by $11,739 to $14,763 for the three months ended March 31, 2009, as compared to $26,502 for the three months ended March 31, 2008.  This decrease was attributable to decreased travel by our management.

Professional Fees – Professional fees decreased by $23,587 to $15,000 for the three months ended March 31, 2009, as compared to $38,587 for the three months ended March 31, 2008.  This decrease was attributable to lower legal fees.

Insurance Expense – Insurance costs decreased by $17,437 to $17,346 for the three months ending March 31, 2009, as compared to $34,783 for the three months ending March 31, 2008.  This decrease was attributable to the elimination of product liability insurance, which management decided to eliminate until we commence additional human trials.

Consulting Fees – Consulting expenses decreased by $8,067 to $3,183 for the quarter ended March 31, 2009, as compared to $11,250 for the three months ending March 31, 2008.  This decrease was attributable to our terminating payments to all scientific consultants until further notice in February 2008.

Rent and Occupancy Fees –Rent and occupancy expenses decreased by $9,409 to $11,409 for the three months ending March 31, 2009, as compared to $20,818 for the three months ended March 31, 2008. This decrease was attributable to our relocating into smaller office space at a reduced rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of March 31, 2009, we are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.               RISK FACTORS

Not applicable.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2008, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of our common stock at $0.50 per share, to seven individuals.   As part of the same issuance, on July 28, 2008 we issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of our common stock at $0.50 per share, to three individuals.  As part of the same issuance, in October 2008, we issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of our common stock at $0.40 per share, to two individuals.  Further, and as part of the same financing, on February 23, 2009 the Company issued a promissory note carrying 12% interest per annum having an aggregate face value of $25,000, together with warrants to purchase 50,000 shares of the Company’s common stock at $0.40 per share, to one individual.  As a result of changes to the terms of the offering, we adjusted prior investor’s warrants by issuing an aggregate of 1,000,000 warrants exercisable at $.40 per share and which expire within 5 years from the date of issuance, to each of the ten individuals who participated in the previous closings.  These warrants replaced the previously issued 500,000 warrants exercisable at $.50 per share.  All of the warrants are exercisable at $.40 per share and expire within 5 years from the date of issuance.  The notes are all payable the earlier of 2 years from issuance or a funding, either public or private, of at least $2 million.

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

We used the proceeds from the sale of these securities for general working capital purposes.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRAGENEX PHARMACEUTICALS, INC.

May 15, 2009	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer

May 15, 2009	/s/Neil Martucci
Neil Martucci Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002