Form 10-Q
period 2009-06-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2009-08-13
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3781895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Ave
Englewood Cliffs, New Jersey 07632
(Address of principal executive offices)(Zip Code)

(201) 408-5335
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on August 13, 2009: 15,926,126.

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Balance Sheet
as of June 30, 2009 and
Audited Balance Sheet
as of December 31, 2008

	June	December
	30, 2009	31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,501	$329,863
Prepaid insurance and other current assets	14,027	18,780
	108,528	348,643

Property and equipment, net	6,016	6,255
Security Deposit	4,188	4,188
Patents, net	434,493	449,671

	$553,225	$808,757
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	2,224,243	1,882,362
Accounts payable and accrued expenses	2,472,181	1,610,729
Accrued interest	319,508	254,354

Total current liabilities	4,674,051	3,747,445
Long term liability
Notes payable	-	308,823

Total liabilities	5,015,932	4,056,268

Commitments and contingencies
Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding		-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,840,856	101,836,042
Accumulated deficit	(106,319,489)	(105,099,479)

Total stockholders' equity	(4,462,707)	(3,247,511)

	$553,225	$808,757

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Operations
for the Three and Six Month Periods Ended June 30, 2009 and 2008

	Three-Months Ended June 30		Six-Months Ended June 30

	2009	2008	2009	2008
Revenue	(unaudited)		(unaudited)
Contract revenue	$-	$-	$-	$-
	-	-	-	-
Operating expenses
Research and development	$4,900	$316	$4,900	$7,894
Compensation expense	776,641	187,058	820,997	359,141
Travel	9,484	10,095	24,247	36,597
General and administrative	137,519	56,218	164,868	114,341
Professional fees	30,865	43,347	45,865	81,934
Payroll taxes and employee benefits	16,619	15,867	33,848	39,875
Consulting fees	2,780	19,032	5,963	30,282
Rent and occupancy	7,372	28,043	18,781	48,861
Depreciation and amortization	18,047	11,329	35,708	21,896

Loss before other income(expense) and tax benefit	(1,004,227)	(371,305)	(1,155,177)	(740,821)

Other income (expense)
Interest income and other	82	518	322	2365
Interest expense	(40,202)	(18,091)	(65,154)	(32,688)

Loss before tax benefit	(1,044,347)	(388,878)	(1,220,009)	(771,144)

Net loss	$(1,044,347)	$(388,878)	$(1,220,009)	$(771,144)

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.08)	$(0.05)

Weighted average common shares outstanding	15,926,126	15,926,126	15,926,126	15,926,126

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Cash Flows
for the Six-Month Periods Ended June 30, 2009 and 2008

	Six-Months Ended June 30,

	2009	2008
Cash flows from operating activities	(unaudited)
Net loss	$(1,220,009)	$(771,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,836	21,896
Amortization of Debt Discount	12,872	2,258
Changes in operating assets and liabilities
Prepaid insurance and other current assets	4,753	15,107
Accounts payable and accrued expenses	861,450	436,467
Accrued interest payable	65,155	30,429
Net cash used in operating activities	(252,943)	(264,987)

Cash flows from investing activities
Cash paid for equipment	(844)
Patent Costs	(6,575)	(40,935)

Net cash used in investing activities	(7,419)	(40,935)

Cash flows from financing activities
Proceeds from notes payable	25,000	175,000

Net cash provided by financing activities	25,000	175,000

Net decrease in cash and cash equivalents	(235,362)	(130,922)

Cash and cash equivalents, beginning of year	329,863	527,737

Cash and cash equivalents, end of period	$94,501	$396,815

Supplemental disclosures of cash flow information
Cash paid for taxes
Non Cash Transactions
Stock, options, and warants issued for compensation	-	-

The Accompanying Notes are an Integral Part of the Financial Statements

TETRAGENEX PHARMACEUTICALS, INC.
Notes to the Financial Statements

1. The Company

Tetragenex Pharmaceuticals, Inc. (referred to herein as “we”, “our” or “us”) is headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

Tetragenex has a platform of peptides which have shown activity in the treatment of CNS diseases.  Nemifitide, the company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments., Nemifitide has shown a rapid and robust onset of action after 10-14 days of treatment (10-15 subcutaneous injections) with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.

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

2. Summary of significant accounting policies

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $1,106,807 and $4,579,958 for years ended December 31, 2008 and 2007 respectively and another $1,220,009 for the six months ended June 30, 2009. In addition at June 30, 2009 the Company had a working capital deficiency of $4,565,523, short term debt of $1.88 million plus accrued interest and a deficiency in stockholder’s equity of $4,462,707. The Company has less than 6 months working capital on hand and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s low stock price, its continuing losses, and the current financial market have made it difficult for the Company to obtain either equity or debt financings, and despite the Company’s diligent efforts to raise capital, on August 10, 2009, the Company filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  The Company has not yet filed schedules or a statement of financial affairs.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”).  FSP FAS 115−2/124−2 requires entities to separate other−than−temporary impairment (“OTTI”) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115−2/124−2 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 115−2/124−2 effective for the quarter ending June 30, 2009.  The adoption of FSP FAS 115−2/124−2 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”).  Under FSP FAS 157−4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157−4 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 157−4 effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”).  FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009.  The adoption of FSP FAS 107−1 and APB 28−1 did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FASB No. 165”).  FASB No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ending June 30, 2009. The adoption of FASB No. 165 did not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”(“FASB Statement No. 166”) to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  FASB Statement No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company will review the requirements of FASB Statement No. 166 and comply with its requirements.  The Company does not expect that the adoption of FASB Statement No. 166 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R”(“FASB Statement No. 167”) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  FASB Statement No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB Statement No. 167 and comply with its requirements.  The Company does not expect that the adoption of FASB Statement No. 167 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FASB Statement No. 168”). Under FASB Statement No. 168, The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of FASB Statement No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  FASB Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of FASB Statement No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  The Company does not expect that the adoption of FASB Statement No. 168 will have a material impact on the Company’s consolidated financial statements.

Interim Financial Statements

Financial statements as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

3. Notes Payable

On May 28, 2008, as part of a bridge loan financing (the “Bridge Loan”), the Company issued promissory notes carrying 12% interest per annum (the “Bridge Notes”) having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share (the “Bridge Warrants”), to seven individuals.  Further and as part of the same financing, on July 28, 2008 the Company issued Bridge Notes having an aggregate face value of $75,000, together with Bridge Warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three additional individuals.  The Company held a third closing in October 2008 at which the Company issued Bridge Notes having an aggregate face value of $100,000, together with Bridge Warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.40 per share, to two individuals.  In October 2008, the Company amended the terms of the Bridge Loan and thus previous investor’s holdings were adjusted to the new terms which were 4 warrants for every $1 issued, exercisable at $.40 per share and expiring 5 years from issuance.  As a result of the amended terms, the Company issued an aggregate of 1,000,000 new Bridge Warrants (the “New Bridge Warrants”) exercisable at $.40 per share expiring 5 years from the date of issuance to the ten individuals who had participated in the May 28, 2008 and July 28, 2008 closings.  The New Bridge Warrants replaced the previously issued 500,000 Bridge Warrants which had been exercisable at $.50 per share.  In February 2009, the Company held a fourth closing, pursuant to which the Company issued another Bridge Note with a face value of $25,000 to one of the Company’s directors, together with an aggregate of 100,000 Bridge Warrants exercisable at $.40 per share expiring 5 years from issuance.

On October 25, 2004, the Company issued promissory notes (the “KBC Notes”) with an aggregate face value of $2,600,000 KBC Bank N.V. and certain of its affiliates (collectively, “KBC”). The KBC Notes are convertible into common shares at $5 per share at the discretion of KBC. The KBC Notes are secured by Company’s patents which were issued prior to October 25, 2004.  On April 23, 2009, the Company was required to repay the KBC Notes plus accrued interest of $249,407 (the “Sum”) to KBC.   The Company did not remit the Sum to KBC on April 23, 2009, and as a result is in default pursuant to Section 5(b) of the KBC Notes (“Default”).  The KBC Notes are currently accruing default interest of 7% per annum. The Company is seeking to negotiate with KBC.

4.  Stock Options

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

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of June 30, 2009:

	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	9.4

5.  Warrants

Pursuant to the Bridge Loan described above in Footnote 3“Promissory Notes” above, the Company issued Bridge Warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share, exercisable in 5 years from the date of issuance, to twelve investors.

At June 30, 2009, the Company had outstanding warrants to purchase 13,518,514 shares of the Company’s common stock at exercise prices of $.40, $1, $1.30, $1.65 and $6 per share. These warrants have expirations of July 2013, November 30, 2009, March 30, 2012, April 30, 2009 and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of June 30, 2009.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.00	7,058,796	$1.00
$1.30	1,030,000	$1.30
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,500,000	$0.40

6.  Common Stock Transactions

On June 30, 2009, there were 15,926,126 shares of the Company’s common stock, $0.001 par value, outstanding.

At June 30, 2009, the Company had authorized 50,000,000 shares of common stock, $0.001 par value. The following table represents the approximate allocation of reserved shares at June 30, 2009.

Common Stock	15,926,126
Stock Options	11,838,253
Warrants	13,518,514
41,282,893

Commitments and contingencies

7.  Litigation

At June 30, 2009 the Company was not involved in any ongoing litigation.

8.  Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $106,318,487 and $105,099,479 on June 30, 2009 and December 31, 2008, respectively.

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

9.           Subsequent Events

The Company’s low stock price, its continuing losses, and the current financial market have made it difficult for the Company to obtain either equity or debt financings, and despite the Company’s diligent efforts to raise capital, on August 10, 2009, the Company filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  The Company has not yet filed schedules or a statement of financial affairs.  The first meeting of creditors is currently scheduled for September 9, 2009 at 2pm at Suite 1401, One Newark Center, Newark, New Jersey. Proofs of Claim for prepetition claims are due by December 8, 2009.

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

BANKRUPTCY

Our low stock price, our continuing losses, and the current financial market have made it difficult for us to obtain either equity or debt financings, and despite our diligent efforts to raise capital, on August 10, 2009, we filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  We have not yet filed schedules or a statement of financial affairs.  The first meeting of creditors is currently scheduled for September 9, 2009 at 2pm at Suite 1401, One Newark Center, Newark, New Jersey. Proofs of Claim for prepetition claims are due by December 8, 2009.

STATE OF NEW JERSEY DEVELOPMENT PLAN

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Development Plan generated a net check to us in 2003 in excess of $200,000; a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we received $5,000 as part of the Development Plan.  Although we have applied to sell a portion of our tax losses, due to a change in the standards of the Development Plan, our application was declined in 2007. In 2008, we were approved to sell a portion of our New Jersey tax losses and we received approximately $280,000 in December 2008.  We have applied to be part of the program again in 2009 and expect to receive a respone by October 15, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 we had approximately $100,000 in cash and have a core burn rate of approximately $25,000 per month.  As of August 13, 2009, we have approximately $80,000 in working capital and have a core burn rate of approximately $25,000 per month, which we believe is sufficient for 4 months of working capital (excluding a promissory note to KBC Bank N.V. ("KBC") with an aggregate face value of approximately $1.88 million (described in Footnote 3 to the financial statements included in this Quarterly Report) (the "KBC Notes") and the bridge promissory notes (the "Bridge Notes") (described in Footnote 3 to the financial statements included in this Quarterly Report) with an aggregate face value of $375,000). The $80,000 will be used primarily for operations going forward. Additional funds will be needed to fund further studies required by the FDA to bring our lead compound, Nemifide to market. Future funds will be derived from sales of equity or debt in the public or private markets and/or a licensing agreement with a pharmaceutical company as well as possibly the sale of our state tax losses through the Development Plan. We have aggregate liabilities of approximately $4,255,000 consisting of (a) the $1.88 million KBC Notes, (b) the $375,000 Bridge Notes, and (c) approximately $2 million to certain of our officers, directors and former employees for deferred salaries since 2003.

The Three Months ended June 30, 2009 Compared to the Three Months ended June 30, 2008

Revenue – We had no revenue from any source for the three months ending June 30, 2009 and 2008.

Research and Development – Research and development costs increased by $4,584, to $4,900 for the three month period ended June 30, 2009, as compared to $316 for the three months ended June 30, 2008. No studies were performed during the second quarter of 2009 and the increase represents incidental costs.

Compensation Expense – Compensation expense increase by $589,583 to $776,641 for the three months ended June 30, 2009, as compared to $187,058 for the three months ended June, 2008.  This increase was attributable to our accruing salaries for our officers and directors since January 1, 2009.

Professional Fees – Professional fees decreased by $12,482 to $30,865 for the three months ended June 30, 2009, as compared to $43,347 for the three months ended June 30, 2008.  This decrease was attributable to lower legal and accounting fees for the quarter ended June 30, 2009.

Insurance Expense – Insurance costs decreased by $16,394 to $5,206 for the three months ending June 30, 2009, as compared to $21,600 for the three months ending June 30, 2008.  This decrease was attributable to (i) the elimination of product liability insurance, which management decided to eliminate until we commence additional human trials, and (ii) our negotiating a better premium for our directors and officer insurance.

Consulting Fees – Consulting expenses decreased by $16,252 to $2,780 for the three months ended June 30, 2009, as compared to $19,032 for the three months ending June 30, 2008.  This decrease was attributable to our terminating payments to all scientific consultants until further notice.

Rent and Occupancy Fees –Rent and occupancy expenses decreased by $20,670 to $7,372 for the three months ending June 30, 2009, as compared to $28,042 for the three months ended June 30, 2008. This decrease was attributable to our relocating into smaller office space at a reduced monthly rental fee.

Directors Fees - Director’s Fees expenses increased by $99,182 to $111,682 for the three months ending June 30, 2009, as compared to $12,500 for the three months ended June 30, 2008.  This increase was attributable to our accruing of directors’ fees beginning January 1, 2009.

The Six Months ended June 30, 2009 Compared to the Six Months ended June 30, 2008

Revenue – We had no revenue from any source for the six months ending June 30, 2009 and 2008.

Research and Development – Research and development costs decreased by $2,996, to $4,900 for the six months ending June 30, 2009, as compared to $7,894 for the six months ended June 30, 2008. No studies were performed during the second quarter of 2009.

Compensation Expense – Compensation expense increase by $461,856 to $820,997 for the six months ended June 30, 2009, as compared to $359,141 for the six months ended June 30, 2008.  This increase was attributable to our officers and directors accruing salaries beginning January 1, 2009.

Professional Fees – Professional fees decreased by $36,069 to $45,865 for the six months ended June 30, 2009, as compared to $81,934 for the six months ended June 30, 2008.  This decrease was attributable to lower legal and accounting fees for the six months ended June 30, 2009.

Insurance Expense – Insurance costs decreased by $33,831 to $22,552 for the six months ending June 30, 2009, as compared to $56,384 for the six months ending June 30, 2008.  This decrease was attributable to (i) the elimination of product liability insurance, which management decided to eliminate until we commence additional human trials, and (ii) our negotiating a better premium for our directors and officer insurance.

Consulting Fees – Consulting expenses decreased by $25,319 to $4,963 for the six months ended June 30, 2009, as compared to $30,282 for the six months ending June 30, 2008.  This decrease was attributable to our terminating payments to all scientific consultants until further notice.

Rent and Occupancy Fees –Rent and occupancy expenses decreased by $30,080 to $18,781 for the six months ending June 30, 2009, as compared to $48,861 for the six months ended June 30, 2008. This decrease was attributable to our relocating into smaller office space at a reduced monthly rental fee.

Directors Fees - Director’s Fees expenses increased by $86,682  to $111,682 for the six months ending June 30, 2009, as compared to $25,000 for the six months ended June 30, 2008.  This increase was attributable to our accruing director’s fees beginning January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T	CONTROLS AND PROCEDURES

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our low stock price, our continuing losses, and the current financial market have made it difficult for us to obtain either equity or debt financings, and despite our diligent efforts to raise capital, on August 10, 2009, we filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  We have not yet filed schedules or a statement of financial affairs.  The first meeting of creditors is currently scheduled for September 9, 2009 at 2pm at Suite 1401, One Newark Center, Newark, New Jersey. Proofs of Claim for prepetition claims are due by December 8, 2009.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of June 30, 2009, we are not party to any material legal proceedings not listed above, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

Our filing for relief under Chapter 11 of the Bankruptcy Code on August 10, 2009 has resulted in a default of the Bridge Notes, pursuant to Section 2(c) thereof.  Consequently, all outstanding principal and accrued but unpaid interest payable by us under the Bridge Notes has become immediately due and payable (an aggregate of approximately $419,900 as of August 13, 2009).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Form of promissory note issued in the Company's bridge financing which commended in May 2008.
10.2	Form of warrant issued in the Company's bridge financing which commenced in May 2008.
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRAGENEX PHARMACEUTICALS, INC.

August 13, 2009	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer

August 13, 2009	/s/Neil Martucci
Neil Martucci Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of promissory note issued in the Company's bridge financing which commenced in May 2008.
10.2	Form of warrant issued in the Company's bridge financing which commenced in May 2008.
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.