Form 10-Q
period 2009-09-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2009-11-16
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

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
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on November 13, 2009: 15,926,126

PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Balance Sheet
as of September 30, 2009 and Audited Balance Sheet as of December 31, 2008

	September	December
ASSETS	30, 2009	31, 2008
	(unaudited)
Current assets
Cash and cash equivalents	$5,935	$329,863
Prepaid insurance and other current assets	8,747	18,780
	14,682	348,643

Property and equipment, net	5,474	6,255
Security Deposit	4,188	4,188
Patents, net	50,000	449,671
	$74,344	$808,757
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	2,612,275	1,882,362
Post Petition Accounts Payable	5,748
Accrued interest	363,798	1,610,729
Notes Payable	1,882,362	254,354
Total current liabilities	4,864,183	3,747,445
Long term liability
Notes payable	348,518	308,823

Total liabilities	$5,212,701	4,056,268

Commitments and contingencies

Stockholders' equity(deficit)
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding		-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,840,856	101,836,042
Accumulated deficit	(106,995,139)	(105,099,479)

Total stockholders' (deficit)	(5,138,357)	(3,247,511)

	$74,344	$808,757

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Operations
for the Three and Nine Month Periods Ended September 30, 2009 and 2008

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue
Contract revenue	$-	$-	$-	$-
	-	-	-	-

Operating expenses
Research and development	$-	-	$4,900	$7,894
Compensation expense	137,135	239,838	958,132	598,979
Travel	15,011	8,079	39,258	44,675
General and administrative	35,574	47,486	194,563	161,829
Professional fees	26,388	5,931	72,253	102,865
Payroll taxes and employee benefits	16,262	17,789	53,273	57,663
Consulting fees	-	-	5,963	15,282
Rent and occupancy	8,917	22,982	27,698	71,843
Depreciation and amortization	20,650	20,121	56,358	44,276

Loss before other income(expense) and tax benefit	(259,937)	(362,226)	(1,412,398)	(1,105,306)

Other income (expense)
Impairment of Patent	(371,661)		(371,661)
Interest income and other	11	432	332	2797
Interest expense	(44,290)	(21,566)	(111,945)	(51,995)

Loss before tax benefit	(675,877)	(383,360)	(1,895,672)	(1,154,504)

Net loss	$(675,877)	$(383,360)	$(1,895,672)	$(1,154,504)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.12)	$(0.07)

Weighted average common shares outstanding	15,926,126	15,926,126	15,926,126	15,926,126

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.
Unaudited Condensed Statement of Cash Flows
for Nine-Month Periods Ended September 30, 2009 and 2008

	Nine months ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net loss	$(1,895,672)	$(1,154,504)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,850	33,557
Amortization of debt discount	19,509	10,720
Impairment of Asset-Patent	371,661	-
Changes in operating assets and liabilities
Prepaid insurance and other current assets	10,033	20,176
Accounts payable and accrued expenses	1,007,294	566,072
Accrued interest payable	109,444	51,996

Net cash used in operating activities	(340,881)	(471,983)

Cash flows from investing activities
Cash paid for property and equipment	(844)	(1,409)
Patent cost	(7,215)	(52,349)

Net cash used in investing activities	(8,059)	(53,758)

Cash flows from financing activities
Proceeds from notes payable	25,000	250,000

Net cash provided by financing activities	25,000	250,000

Net decrease in cash and cash equivalents	(323,940)	(275,741)

Cash and cash equivalents, beginning of year	329,875	527,737

Cash and cash equivalents, end of period	$5,935	$251,996

The accompanying footnotes are an integral part of the financial statements.

Notes to the Financial Statements

1.      THE COMPANY

Tetragenex Pharmaceuticals Inc. (“Tetragenex” or the “Company”) was incorporated in 2000 in the State of Delaware. Innapharma, Inc., the Company’s former parent company and predecessor, was incorporated in 1989 also in the State of Delaware. Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code on April 15, 2003.  As part of the bankruptcy restructuring, Innapharma merged with and into Tetragenex.  Effective November 23, 2004 the combined company emerged from bankruptcy under the name Tetragenex Pharmaceuticals, Inc.   As part of the merger, all existing shares, options and warrants of Innapharma converted into securities of Tetragenex on a 1-for-4 basis.  The Company’s corporate headquarters are located in Englewood Cliffs, New Jersey.

The Company is a biopharmaceutical Company working to discover, develop and commercialize proprietary pharmaceutical products that treat serious diseases for which current therapies are inadequate. The Company developed and patented a novel platform of pharmaceutical “small chain” peptides that treat depression, anxiety and other central nervous system disorders, which were subsequently assigned to the Company upon the merger. Tetragenex has also discovered, synthesized and is currently developing a platform of new and unique chemically modified tetracycline molecules to be used in the treatment of certain types of cancer and treatment resistant bacterial infections. These tetracycline-based product candidates are currently in the pre-clinical development stage.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $1,106,807 and $4,579,958 for years ended December 31, 2008 and 2007 respectively and another $1,895,672 for the nine months ended September 30, 2009. In addition at September 30, 2009 the Company has a working capital deficiency of $4,830,439, current liabilities of approximately $4,864,183 plus accrued interest and a deficiency in stockholder’s equity of $5,138,357.  As of September 30, 2009, the Company has less than one month working capital in the bank and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. Further, the Company’s continuing losses, and the current market conditions have made it difficult for the Company to obtain either equity or debt financings, and despite the Company’s diligent efforts to raise capital, on August 10, 2009, the Company filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.

The Company is considering all strategic options which may provide working capital to fund its continuing business operations including equity offerings and debt financings; however; the Company can offer no assurance that it will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to the Company, the Company will likely not be able to take advantage of unanticipated opportunities, further develop its products, or continue as a going concern.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements that Include Software Elements,” an update to ASC 985-605, “Software-Revenue Recognition,” and formerly known as EITF 09-3, “Revenue Arrangements that Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

 In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial position, results of operations and cash flows, but has yet to complete its assessment.

 In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements.” The update addresses practice difficulties caused by tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by U.S. Generally Accepted Accounting Principles (“GAAP”). No new fair-value requirements are required by the standard. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its financial position, results of operations and cash flows.

In June 2009, the FASB issued an update to ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“ASC 105”).  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the update to ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following the update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The update to ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASC 105 to have a material impact on its financial position, results of operations and cash flows.

In June 2009, the FASB issued an update to ASC 810, previously referred to as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“ASC 810”). The update to ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of ASC 810 to have a material impact on its financial position, results of operations and cash flows.

In May 2009, the FASB issued an update to ASC 855, previously referred to as SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“ASC 855”). In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The update to ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The impact of adopting the update to ASC 855 was not material to the Company’s financial position, results of operations and cash flows.

Interim Financial Statements

Financial statements as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

3.      NOTES PAYABLE

On May 28, 2008, as part of a bridge loan financing (the “Bridge Loan”), the Company issued promissory notes carrying 12% interest per annum (the “Bridge Notes”) having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share (the “Bridge Warrants”), to seven individuals.  Further and as part of the same financing, on July 28, 2008 the Company issued Bridge Notes having an aggregate face value of $75,000, together with Bridge Warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three additional individuals.  The Company held a third closing in October 2008 at which the Company issued Bridge Notes having an aggregate face value of $100,000, together with Bridge Warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.40 per share, to two individuals.  In October 2008, the Company amended the terms of the Bridge Loan and thus previous investor’s holdings were adjusted to the new terms which were 4 warrants for every $1 issued in Bridge Notes, exercisable at $.40 per share and expiring 5 years from issuance.  As a result of the amended terms, the Company issued an aggregate of 1,000,000 new Bridge Warrants (the “New Bridge Warrants”) exercisable at $.40 per share expiring 5 years from the date of issuance to the ten individuals who had participated in the May 28, 2008 and July 28, 2008 closings.  The New Bridge Warrants replaced the previously issued 500,000 Bridge Warrants which had been exercisable at $.50 per share.  In February 2009, the Company held a fourth closing, pursuant to which the Company issued another Bridge Note with a face value of $25,000 to one of the Company’s directors, together with an aggregate of 100,000 Bridge Warrants exercisable at $.40 per share expiring 5 years from issuance.

On October 25, 2004, the Company issued promissory notes (the “KBC Notes”) with an aggregate face value of $2,600,000 to KBC Bank N.V. and certain of its affiliates (collectively, “KBC”). The Company has made payments of approximately $720,000 under the KBC Notes.  The KBC Notes are convertible into common shares at $5 per share at the discretion of KBC. The KBC Notes are secured by Company’s patents which were issued prior to October 25, 2004.  On April 23, 2009, the Company was required to repay the KBC Notes plus accrued interest of $249,407 (the “Sum”) to KBC.   The Company did not remit the Sum to KBC on April 23, 2009, and as a result is in default pursuant to Section 5(b) of the KBC Notes (“Default”).  The KBC Notes are currently accruing default interest of 7% per annum. The Company is seeking to negotiate with KBC.

4.     STOCK OPTIONS

On December 31, 2008 a total of 40,000 options were granted to Bruce Bergman, Aaron Cohen, William Comer and Alf Akerman (10,000 each) for participation on board committees exercisable at $1 per share expiring 10 years from issuance.  Expenses totaling $1,600 were charged to “Board Expense” in 2008.

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of their grant.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of September 30, 2009.

	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	9.1

5.     WARRANTS

Pursuant to the Bridge Loan described above in Footnote 3“Promissory Notes”, the Company issued Bridge Warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share, exercisable within 5 years from the date of issuance, to twelve investors.

During the third quarter of 2009, 1,045,000 warrants exercisable at $1.30 expired unexercised.

At September 30, 2009, the Company had outstanding warrants to purchase 12,488,514 shares of the Company’s common stock at exercise prices of $.40, $1, $1.65 and $6 per share. These warrants have expirations of July 2013, November 30, 2009, March 30, 2012, and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of  September 30, 2009.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.00	7,058,796	$1.00
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,500,000	$0.40

6.     COMMON STOCK TRANSACTIONS

On September 30, 2009, there were 15,926,126 shares of the Company’s common stock, $0.001 par value, outstanding.

At September 30, 2009, the Company had authorized 50,000,000 shares of common stock, $0.001 par value per share. The following table represents the approximate allocation of reserved shares at September 30, 2009.

Common Stock	15,926,126
Stock Options	11,838,253
Warrants	12,488,514
TOTAL	40,252,893

 7.    LITIGATION

At September 30, 2009 the Company was not involved in any ongoing litigation.

8.     RISKS AND UNCERTAINTIES

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $106,995,139 and $105,099,479 at September 30, 2009 and December 31, 2008, respectively.

The Company is considering all strategic options which may provide working capital to fund its continuing business operations including equity offerings and debt financings; however; the Company can offer no assurance that it will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to the Company, the Company will likely not be able to take advantage of unanticipated opportunities, further develop its products, or continue as a going concern.

The Company is also subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

Impairment of Assets

The Company’s patents  were carried at a value of $424,283 on the Company’s balance sheet.  Due to the short remaining life and nonutilization of certain patents we have taken an impairment loss of $376,661.  The Company’s patents expire on December 31, 2014.  In order for the Company to obtain approval from the Food and Drug Administration (the “FDA”) for Nemifitide, the Company will need  to perform a pivotal trial which will take in excess of 18 months.  After the pivotal trial, the Company will need to find a licensing partner who would then need to perform additional trials in order to file an application for approval with the FDA.  It will be extremely difficult for the Company to meet this time frame and obtain the required approvals prior to the expiration of the patents.  However, if the Company is successful, it may file an application for a five year extension on patents.  Further, several of the Company’s patents have lapsed as a result of the patent maintenance fees being too costly for the Company to maintain.   Therefore, the Company has attributed a value of $50,000 to the patents.

9.     SUBSEQUENT EVENTS

The Company’s continuing losses, the current financial market, and the KBC Notes which are currently in default have made it difficult for the Company to obtain either equity or debt financings, and despite the Company’s diligent efforts to raise capital, on August 10, 2009, the Company filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  On November 2, 2009, the Company’s bankruptcy case was dismissed due to, among other things, a denial of the Company’s debtor in possession financing motion.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Certain statements contained herein may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, Tetragenex Pharmaceuticals, Inc.’s (referred to herein as “we,” “our,” or us”) ability to obtain financing in the short term,  risks associated with our clinical trials, our lack of revenue, and our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report

OVERVIEW

We were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that discovered and intended to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases.  Innapharma filed for protection under Chapter 11 of the United States Bankruptcy Code on April 15, 2003.  As part of the bankruptcy restructuring, Innapharma merged into and with Tetragenex.  Effective November 23, 2004 the combined company emerged from bankruptcy under the name Tetragenex Pharmaceuticals, Inc.   We are headquartered in Englewood Cliffs, New Jersey, with small satellite offices in Melville, New York and Syosset, New York which incur minimal expenses.

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

Management intends to find a licensing partner to continue our development of Nemifitide, primarily in treatment-resistant patients which currently represents approximately 5 to 10 percent of the overall patient population suffering from the disease.  Additionally, management intends to obtain regulatory approval to sell Nemifitide in foreign jurisdictions which management believes will lead to revenue generation.  We can offer no assurance that we will be successful in identifying a licensing partner or obtaining regulatory approval in the United States or any foreign jurisdiction.

BANKRUPTCY

Our continuing losses, the current financial market and the KBC Notes which are currently in default have made it difficult for us to obtain either equity or debt financings, and despite our diligent efforts to raise capital, on August 10, 2009, we filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  On November 2, 2009, our bankruptcy case was dismissed due to, among other things, a denial of our debtor in possession financing motion.

SATE OF NEW JERSEY DEVELOPMENT PLAN

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Development Plan generated a net check to us in 2003 in excess of $200,000; a check of over $400,000 in December of 2004 and an additional $315,000 in December 2005. In 2006, due to our merger with Innapharma, we received $5,000 as part of the Development Plan.  Although we applied to sell a portion of our tax losses, due to a change in the standards of the Development Plan, our application was declined in 2007. In 2008, we were approved to sell a portion of our New Jersey tax losses and we received approximately $280,000 in December 2008.  We have applied to be part of the program again in 2009 and have been approved.  We expect to receive notice of the amount of the approval in November 2009 with funds to be received by year’s end.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 we had approximately $6,000 in cash and have a core burn rate of approximately $7,000 per month.  As of November 15, 2009, we have approximately $20,000 in working capital and have a core burn rate of approximately $7,000 per month, which we believe is sufficient for 3 months of working capital (excluding the current debt that is due).  The $20,000 will be used primarily for operations going forward. Additional capital will be needed to fund further studies required by the U.S. Food and Drug Administration to bring our lead compound, Nemifide, to market.  We are considering all strategic options which may provide working capital to fund our continuing business operations including equity offerings and debt financings; however, we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms. We are also seeking to enter into a licensing agreement with a pharmaceutical company as well as selling our state tax losses through the Development Plan (described above).  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, further develop our products, or continue as a going concern.

We have aggregate liabilities of $5,212,701 consisting of (a) approximately $1,880,000 plus accrued interest owed to KBC Bank N.V. (described in Footnote 3 to the financial statements included in this Quarterly Report), (b) the $375,000 Bridge Notes (described in Footnote 3 to the financial statements included in this Quarterly Report), and (c) approximately $2 million to certain of our officers, directors and former employees for deferred salaries since 2003.

The Three Months ended September 30, 2009 Compared to the Three Months ended September 30, 2008

Revenue – We had no revenue from any source for the three months ending September 30, 2009 and 2008.

Compensation Expense – Compensation expense decreased by $102,703 to $137,135 for the three months ended September 30, 2009, as compared to $239,838 for the three months ended September 30, 2008.  This decrease was attributable to our continued cost cutting efforts which have included a reduction in workforce.

Professional Fees – Professional fees increased by $5,457 to $26,388 for the three months ended September 30, 2009, as compared to $20,930 for the three months ended September 30, 2008.  This decrease was attributable to increased legal fees for the quarter ended September 30, 2009 due to our bankruptcy filing.

Insurance Expense – Insurance costs decreased by $12,357 to $11,925 for the three months ending September 30, 2009, as compared to $24,282 for the three months ending September  30, 2008.  This decrease was attributable to (i) the elimination of product liability insurance, which management decided to eliminate until we commence additional human trials and the return of some of the prepaid premiums and (ii) our negotiating a better premium for our directors and officer insurance.

Rent and Occupancy Fees –Rent and occupancy expenses decreased by $14,064 to $8,918 for the three months ending September 30, 2009, as compared to $22,982 for the three months ended September 30, 2008. This decrease was attributable to our relocating into smaller office space at a reduced monthly rental fee.

Directors Fees – Director’s Fees expenses increased by $3,125 to $15,325 for the three months ending September 30, 2009, as compared to $12,500 for the three months ended September 30, 2008.  This increase was attributable to one of the directors becoming an outside director which makes him eligible for the accrued board stipend.

Travel and Entertainment Fee – Travel and Entertainment expenses increased by $6,914 to $15,011 for the three months ending September 30, 2009 as compared to $8,079 for the three months ended September 30, 2008.  This increase was attributable to our prepayment of a car lease, which was required by the leasing company upon our filing for bankruptcy.

Interest Expense Fee – Interest expense fees increased by $22,724 to $44,290 for the three months ending September  30, 2009, as compared to $21,566 for the three  months ended September 30, 2008.  This increase was attributable to the interest rate on the KBC Note increasing from 3% to the default rate of 7%.  The KBC Note is described further in footnote 4 to the financial statements included in this quarterly report on Form 10-Q.

The Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

Revenue – We had no revenue from any source for the nine months ending September 30, 2009 and 2008.

Research and Development – Research and development costs decreased by $2,994, to $4,900 for the nine months ending September 30, 2009, as compared to $7,894 for the nine months ended September 30, 2008. The decrease was attributable to our not performing any studies during the third quarter of 2009.

Compensation Expense – Compensation expense increase by $359,153 to $958,132 for the nine months ended September 30, 2009, as compared to $598,979 for the nine months ended September 30, 2008.  This increase was attributable to our officers and directors accruing salaries again beginning January 1, 2009.  Additionally, effective August 15, 2009 all of our employees ceased receiving cash compensation until further notice.

Professional Fees – Professional fees decreased by $30,612 to $72,253 for the nine months ended September 30, 2009, as compared to $102,865 for the nine months ended September 30, 2008.  This decrease was attributable to lower legal and accounting fees for the nine months ended September 30, 2009.

Insurance Expense – Insurance costs decreased by $65,251 to $15,415 for the nine months ending September 30, 2009, as compared to $80,666 for the nine months ending September 30, 2008.  This decrease was attributable to (i) the elimination of product liability insurance, which management decided to eliminate until we commence additional human trials, and (ii) our negotiating a better premium for our directors and officer insurance.

Consulting Fees – Consulting expenses decreased by $9,319 to $5,963 for the nine months ended September 30, 2009, as compared to $15,282 for the nine months ending September 30, 2008.  This decrease was attributable to our terminating payments to all scientific consultants until further notice.

Rent and Occupancy Fees –Rent and occupancy expenses decreased by $44,145 to $27,698 for the nine months ending September 30, 2009, as compared to $71,843 for the nine months ended September 30, 2008. This decrease was attributable to our relocating into smaller office space at a reduced monthly rental fee.

Directors Fees - Director’s fees expense increased by $89,807 to $127,307 for the nine months ending September  30, 2009, as compared to $37,500 for the nine  months ended September 30, 2008.  This increase was attributable to our re-accruing director’s fees beginning January 1, 2009.

Interest Expense Fee - Interest expense fees expenses increased by $59,950 to $111,945 for the nine months ending September 30, 2009, as compared to $51,995 for the nine months ended September 30, 2008.  This increase was attributable to the interest rate on the note increasing from 3% to the default rate of 7%.

Printing and Reproduction Fee - Printing and reproduction fee expense decreased by $9,459 to $1,580 for the nine months ending September 30, 2009, as compared to $11,039 for the nine months ended September 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that is designed to ensure that information required to be disclosed in our Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (one of whom currently also serves as our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management, with the participation of our Co-Chief Executive Officers (one of whom currently also serves as our Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter. In making this evaluation, the Co-Chief Executive Officers considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our continuing losses, the current financial market and the KBC Notes which are currently in default have made it difficult for us to obtain either equity or debt financings, and despite our diligent efforts to raise capital, on August 10, 2009, we filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of New Jersey, Case No. 09-30775.  On November 2, 2009, our bankruptcy case was dismissed due to, among other things, a denial of our debtor in possession financing motion.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of September 30, 2009, we were not party to any material legal proceedings not listed above, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A. RISK FACTORS

Our auditors have expressed doubt regarding our ability to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses.  We have had recurring annual operating losses since our fiscal inception.  We expect that such losses will continue at least through our fiscal year ending December 31, 2011.

We cannot offer assurances that any of the options that we are considering to provide us with working capital will occur or be successful.

We are considering a variety of strategic options to provide us with working capital.  These options include equity offerings, debt financings, identifying a licensing partner to continue our development of Nemifitide, and obtaining regulatory approval to sell Nemifitide in foreign jurisdictions.   However, there can be no assurance that we will be successful in negotiating or concluding any of these transactions.  If we are unable to consummate one or more of these transactions, and adequate funds are not available to us or are not available on acceptable terms, we will likely not be able to continue as a going concern.

We may not be able to continue our operations without additional funding.

As of September 30, 2009, we had cash and cash equivalents of approximately $5,935.  We require additional financing, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

TETRAGENEX PHARMACEUTICALS, INC.

November 16, 2009	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.