Form 10-K
period 2009-12-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2010-04-15
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3781895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D No.)

6901 JERICHO TPKE STE 221
SYOSSET NY 11791
(Address of Principal Executive Offices)
(516) 855 4425

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes ☑ No

The issuer’s revenues for the fiscal year ended December 31, 2009 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, based on the closing price of the Over-The-Counter Bulletin Board of $0.08 per share was $1,054,829.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑; No ☐

The number of the registrant’s common stock, $0.001 par value, outstanding as of April 12, 2010 is 15,926,126.

Documents Incorporated by Reference: NONE

i

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on form 10-K contains forward-looking statements.  The forward-looking statements relate to future events or the future financial performance of Tetragenex Pharmaceuticals, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by Tetragenex Pharmaceuticals, Inc. or any other person that its objectives or plans will be achieved.  Tetragenex Pharmaceuticals, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

ITEM 1.	BUSINESS

GENERAL OVERVIEW

Tetragenex Pharmaceuticals, Inc. (referred to herein as “we”, “our” or “us”) is headquartered in Syosset NY, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases.

Tetragenex was formerly known as Innapharma, Inc, which filed for protection Chapter 11 of the United States Bankruptcy Code on April 15, 2003.  Effective November 23, 2004 the company emerged from bankruptcy under the name Tetragenex Pharmaceuticals.   Tetragenex is headquartered in Syosset New York with a satellite office in Englewood Cliffs, New Jersey.  Tetragenex has a platform of peptides which have shown activity in the treatment of CNS diseases.  Nemifitide, the company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Thirteen clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments. Nemifitide has shown a rapid and robust onset of action with lasting benefits of approximately four to six months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.
On August 10, 2009 we filed for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), Case No. 09-30775.   However, on November 2, 2009, we received notice that the Bankruptcy Court dismissed our request for relief under Chapter 11 of the Bankruptcy Code (the “Order”).

The company was looking for a licensing partner for Nemifitide but it is highly unlikely for several reasons so it has switched focus. . First and foremost the patents expire in 2014. This would make it difficult for a potential licensor to finish the development of and register Nemifitide before the patent expired. This in turn would exclude Nemifitide from a possible five year extension for protection. The likelihood of a licensing partner stepping in, while at the same time receiving little or no protection if the drug was to get registered is very small. Additionally, most pharmaceutical companies are looking for worldwide rights when seeking a license.  Because we no longer have protection in most countries outside of the United States, it makes it even more unlikely we would find a partner for Nemifitide.  Nemifitide is given intermittently and being it has shown to be effective in patients that are treatment resistant, we believe that a program to seek registration in several smaller countries outside the US would possibly allow us to establish a small but viable market for patients willing to leave the US to be treated and then return when retreatment is needed.

ANTIDEPRESSANT DEVELOPMENT PROGRAM (“Central Nervous System”)

Depression

The Diagnostic and Statistical Manual of Mental Disorders (Fourth Edition) defines depression as a common psychobiological disorder that manifests itself through symptoms such as a pervasive low mood and loss of ability to enjoy usual activities, a change in weight, a change in appetite and/or sleep activity, a decrease in energy, a feeling of worthlessness or guilt, difficulty in thinking or making decisions, and/or recurring thoughts of death or suicide. In 2008, the World Health Organization (“WHO”), indicated that up to 20% of the world’s population will suffer from severe depression at one point in their lifetime of sufficient degree to require medical and/or psychotherapeutic intervention According to the National Depressive and Manic Depressive Association, it is estimated that more than 22,000,000 American adults and 121 million people worldwide suffer from depression and result in approximately 30,000 suicides annually. Fewer than 25% of those affected receive adequate care. The United States government estimates that depression costs approximately $17 billion in lost work days each year. Both the WHO and the National Institutes of Mental Health (“NIMH”) recognize that depression is a major global health concern and they have encouraged increasing resources to be devoted to improving currently available treatments, as only about 20% to 30% of patients with major depressive disorder are appropriately diagnosed and adequately treated. The United States Preventative Task Force, a group sponsored by an office of the United States Department of Health and Human Services, has recommended that physicians formally screen patients for depression during routine physical examinations and establish appropriate systems to ensure treatment and follow-up.

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

According to LeadDiscovery Ltd., the antidepressant market is set to undergo a period of rapid change as seven out of the eight leading brands suffered US patent expirations in 2008 which are now offered generically. With only a handful of new products anticipated to replace these blockbuster products, the market is expected to decrease by 21.5% to $13.5 billion by 2011, as physicians are encouraged to utilize cheaper generics. Brand players must look towards maximizing revenues through product differentiation and innovative lifecycle strategies. According to the Journal of Clinical Psychiatry (J.F. Greden), treatment is often challenging; an estimated 20%-40% of patients do not benefit sufficiently from existing antidepressant interventions including trials of medication and psychotherapy. Because of the clinical profile of Nemifitide which shows rapid onset of action, minimal side effects, maintenance of efficacy of 2-4 months following initial dosing period, and level of response in serious depressive disorder, the Company feels that it will have rapid entry into this market.

Nemifitide

Although we have a number of product candidates in different stages of development for the treatment of various categories of disease, our major focus is on our lead antidepressant compound, Nemifitide. Nemifitide has shown the potential for a rapid onset of action with long-lasting benefits. Minimal side effects have been observed to date in clinical trials with a similar incidence when compared to placebo in our placebo-controlled double-blind trials. We believe this may represent a major paradigm shift for the treatment of major depressive disorder because currently available anti-depressants: (i) require two to six weeks before the patient begins to experience significant symptomatic relief; (ii) have a large number of side effects that often result in the premature discontinuation of treatment (almost half of all patients for whom anti-depressants are currently prescribed never fill their second prescription); and (iii) require daily dosing for months and often times, years. In contrast, Nemifitide often requires only 6 to 9 doses via subcutaneous injection over a ten day period for a sustained clinical effect (approximately 4 months). It is our belief that Nemifitide will become the treatment of choice for a broad spectrum of depressive disorders, including patients who do not respond to available antidepressants (refractory patients).

We completed preclinical testing necessary for the conduct of our clinical program, Phase 1 clinical testing (testing for safety and tolerance in healthy volunteers), and substantial Phase 2 clinical testing (small-scale testing for safety and efficacy in depressed patients) of Nemifitide. The only significant drug-related side effect observed to date for Nemifitide was an allergic reaction in one patient, which resulted in the subject being withdrawn from the study. All other side effects observed to date in the over 400 subjects dosed to date in our clinical trials have been non-serious as defined by the FDA.

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

Nemifitide is administered via 6-9 subcutaneous injections on average over a week to 2 week period and has a long duration of effective action (approximately 4 months). This allows for intermittent clinical treatment versus regular daily treatment required with existing medications.

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

Treatment of Severely Refractory Patients

Results from an open-label (a clinical trial without the use of a placebo) pilot study in severely refractory depressed patients (patients who have not responded to available antidepressants) have shown a 44% response rate. A responder was defined as a patient who’s psychiatric test scores dropped by 50% or more.  There were additional responders as well that did not quite reach that mark. These results have generated a considerable amount of interest among the clinical/scientific community and the FDA. We believe this reflects the novel activity of Nemifitide and the potential to treat this debilitating disorder. According to the National Institute of Mental Health, approximately 10% of patients suffering from major depressive disorder have the refractory form of the illness.  We believe that refractory depression will be the general future of our company. There is currently limited medical treatment for this type of depression.
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

Our lead compound, Nemifitide, is well advanced in Phase 2 clinical trial testing in depressed patients and has demonstrated potential significant advantages over existing therapies. These include a rapid onset of action (3-5 days vs. weeks), a long-acting response (approximately 4 month to 6 months), and minimal side effects when compared with placebo (with none of the sexual dysfunction and weight gain that often make current antidepressants intolerable).

We have, to date, performed a total of 13 phase one and phase two clinical trials. wiith Nemifitide, including a study of extremely difficult to treat (refractory) patients. We have performed both blinded and open-label studies. Blinded trials include a group of patients who are randomly assigned to receive either placebo (sugar) or Nemifitide. During a blinded trial, neither the patient nor the examining physician knows which patients are receiving the placebo and which are receiving Nemifitide. Upon completion of the study, the study is unblinded and the effectiveness of the treatment is determined. Placebo-controlled studies provide the most reliable information about the efficacy of a new antidepressant and are required by the FDA and other international regulatory agencies in order to approve the commercialization of a new drug.

The data from our first two blinded studies provided evidence indicating that Nemifitide is an active antidepressant that is safe and well tolerated in human patients. The data from the two blinded studies gave us information regarding the optimal doses and treatment regimen (i.e., daily doses, alternate day dosing, 10 doses, 15 doses, etc.), as well as demonstrating a dose response. Since the FDA lifted the clinical hold imposed on our research, we may precede with expansion of our Phase 2/Phase 3 pivotal clinical programs required for FDA approval. In our most recent blinded study, one treatment group received ten doses of 30 mg of Nemifitide, the second treatment group received ten doses of 45 mg of Nemifitide and the third group received ten doses of matching placebo over a two-week period. There were 78 patients in the study (approximately 26 patients per treatment group). Patients receiving Nemifitide did significantly better than patients receiving placebo. A dose-response was observed, as well, with the 45 mg patients responding better than the 30 mg patients. In addition, further data analysis revealed that the more depressed a patient was upon entering the study, the stronger their response.

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

Due to various setbacks we have endured relating to our clinical trials and financial situation; management believes that it is unlikely that Nemifitide will be granted FDA approval for use in the United States.  Therefore, management intends to seek approval for Nemifitide in several, Central American, Eastern European, and Caribbean countries and treat refractory patients in those areas.

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

MARKETING AND DISTRIBUTION STRATEGY

Because so much time has passed since the company started to develop its lead compound Nemifitide, and because it is no longer practical to attempt to develop the drug in the US due to the limited patent time remaining in the countries that we still hold valid patents, the distribution strategy has completely changed. The company is currently pursuing the registration of its drug in a number of small foreign countries that do have the overbearing regulatory mandates that exist in the US. Because of our extensive safety data and the fact that there have been over 430 patients our prior phase one and phase two trials, we believe that our current data package is enough to register our drug in small regional countries in other parts of the world that would make Nemifitide accessable to patients that are not resoponding to the medications that are available in their country. Because Nemifitide is given intermittently, patients will travel be treated of a two week period and then return home. Treatment can be given again in 6 months or when needed which would be determined be the caring doctor.
PATENTS AND PROPRIETARY INFORMATION

Our patents have now expired in a signifigant number of countries outside of the US and will expire in the US in 2014. We will be seeking exclusivity for 15 or 20 years in the countries that we intend to register our drug in.

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

Due to serious financial constraints and the unlikelihood of a licensor, most of our patents outside of the US have been relinquished.

CORE PROGRAM IN TETRACYCLINE DERIVATIVE THERAPEUTICS

Our core program in these areas have been discontinued.

NON-CORE PROGRAMS

We currently hold four issued United States patents and one pending Canadian patent application that do not relate to our core programs. We are not currently pursuing development of the subject matter of these four U.S. patents and the referenced Canadian application.

Antidepressant Peptide Patent Family Status
Country	Application No.	Filing Date	Related Application Information	Status	Patent no.
United States	08/238,089	05/04/94		Granted 12/31/9	5,589,460
1st CIP-US	08/432,651	05/02/95	Continuation-in-part of US 08/238,089	Granted 06/16/98	5,767,083
2nd CIP-US	08/962,962	11/04/97	Continuation-in-part of US 08/432,651	Granted 07/25/00	6,093,797
3rd CIP-US	10/122,246	04/11/02	Continuation-in-part of US 08/962,962	Granted 07/27/04	6,767,897
Divisional of 3rd CIP-US	10/900,026	07/27/04	Divisional of US 10/122,246	Pending
Patent Cooperation Treaty (PCT)	PCT/US95/05560	05/02/95	Based on US 08/238,089	Completed: entered national phase
Patent Cooperation Treaty (PCT)	PCT/US03/11403	04/10/03	Based on US 10/122,246	Completed: entered national phase
Australia	2813995	11/04/96	Nat’l Phase of PCT/US95/05560	Lapsed	685292
Canada	2,189,145	10/29/96	Nat’l Phase of PCT/US95/05560	Lapsed	*
China (PRC)	CN 95193885.1	12/26/96	Nat’l Phase of PCT/US95/05560	Lapsed	CN1150028C
European Patent Convention	95 92 3659.7	11/04/96	Regional Phase of PCT/US95/05560	Lapsed	EP0759772
European Patent Convention	03 72 4013.2-2404	04/10/03	Regional Phase of PCT/US03/11403	Lapsed
Finland	FI 964363	11/04/96	Nat’l Phase of PCT/US95/05560	Lapsed
India	198CAL2001	04/04/01	Priority to US 08/432,651 (Divisional of 786CAL96)	Lapsed	191479
India	237CAL2001	04/20/01	Priority to US 08/432,651 (Divisional of 786CAL96)	Lapsed
India	483CAL2002	08/16/02	Divisional of 198CAL2001	Lapsed	*
Indonesia	P-9526222	12/08/95	Based on US 08/432,651	Pending
Indonesia	P-00200500377	07/11/05	Divisional of Indonesian Application No. P-9526222 (Priority to US 08/432,651)	Lapsed
Japan	529076/1995	11/05/95	Nat’l Phase of PCT/US95/05560	Lapsed	3878983
Malaysia	PI 9503240	10/27/95	Based on PCT/US95/05560	Lapsed	MYI13407 A
Malaysia	PI 20031342	04/10/03	Based on US 10/122,246	Lapsed
Norway	P964561	11/04/96	Nat’l Phase of PCT/US95/05560	Lapsed /05	317919
Russia	96 123 269	12/04/96	Nat’l Phase of PCT/US95/05560	Lapsed	2,182,910
Taiwan (ROC)	84111543	11/01/95	Based on PCT/US95/05560	Lapsed	167954
Taiwan (ROC)	92108419	04/11/03	Based on US 10/122,246	Lapsed /07	I 275398

Dermatological Use of Peptides Patent Family

Country	Application No.	Filing Date	Related Application Information	Status	Patent no.
Patent Cooperation Treaty (PCT)	PCT/US2007/068827	05/12/07	Earliest priority claimed is to 60/801,128 filed 05/17/06	Pending
United States	11/747,762	05/11/07	Priority claimed to: 60/801,128 filed 05/17/06; 60/825,070 filed 09/08/06; and 60/825,077 filed 09/08/06, and CIP of 10/900,026	Provisional, now abandoned
United States	11/747,748	05/11/07	Priority claimed to: 60/825,070 filed 09/08/06; and 60/801,128 filed 05/17/06	Provisional now abandoned

EMPLOYEES AND CONSULTANTS

As of March 31, 2010, we had a workforce of 4 employees.  We have 2 full-time employees and 2 part-time scientific employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective November 15, 2008, we entered into a new lease to rent approximately 1,100 square feet in a multi tenant office building at 560 Sylvan Ave, Englewood Cliffs, New Jersey. The lease has a term of two years with an option for a third year and has a monthly rent of $1,919. Management believes this space will be adequate for our needs for the duration of our lease. We also maintain offices in Melville, New York and Syosset, New York and incur a combined monthly rent for these two offices of $300.  Both New York properties are leased on a month to month basis and can be cancelled at any time.  The Syosset, New York office is where our headquarters are located.

The approximate aggregate minimum rental commitments on these leases are as follows:

Our rental expense was $27,666  and $103,606 for the years ended December 31, 2009 and 2008, respectively.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board under the symbol “TTRX.”

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table sets forth the range of the high and low bid quotations of our common stock for the 2008 and 2009 fiscal years and for the first quarter of 2010. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2010
First Quarter	$0.02	$0.04
2009
Fourth Quarter	$0.03	$0.05
Third Quarter	$0.03	$0 .08
Second Quarter	$0 .05	$0.14
First Quarter	$0 .04	$0.13
2008
Fourth Quarter	$0.03	$0.30
Third Quarter	$0.20	$0.45
Second Quarter	$0.25	$0.55
First Quarter	$0 .30	$1.00

HOLDERS

On April 11, 2010 there were 731 holders of record of our common stock.

DIVIDENDS

No cash dividends were declared in the fiscal year ended December 31, 2009 or December 31, 2008, and management does not intend to pay cash dividends in the foreseeable future.

ITEM 6.	SELECT FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Certain statements contained herein may constitute forward-looking statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, the availability of financing in the short term, our lack of revenue, and our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management.

You should read the following discussion and analysis in conjunction with the audited Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Year Ended December 31, 2009 As Compared to the Year Ended December 31, 2008

REVENUE - We did not generate revenue from any source during fiscal years 2009 and 2008.

RESEARCH AND DEVELOPMENT - Our research and development costs decreased by 73.6% to $2,081 for the year ended December 31, 2009, as compared to $7,894 for the year ended December 31, 2008. The decrease was attributable to their having been no additional studies performed during 2009, all costs were incidental.

COMPENSATION EXPENSE - Our compensation expense increased 78.7% to $1,187,703 for the year ended December 31, 2009, as compared to $664,827 for the year ended December 31, 2008. The increase is attributable to the accruing of salaries and interest being reinstated.  Actual cash compensation decreased as all cash compensation ceased in August 2009.

PROFESSIONAL FEES - Professional fees decreased by 31% to $71,639 for the year ended December 31, 2009, as compared to $103,682 for the year ended December 31, 2008. This decrease is attributable to our performing more work in-house.

CONSULTING FEES - Consulting expenses decreased by 80% to $5,963 for the year ended December 31, 2009, as compared to $29,859 for the year ended December 31, 2008. This decrease was attributable to our not issuing options to consultants as well as our eliminating all monthly consulting agreements during the year ended December 31, 2009.

DIRECTORS FEES - Directors fees increased by 299% to approximately $156,114 for the year ended December 31, 2009, as compared to $39,100 for the year ended December 31, 2008. This increase was attributable to our accruing director’s fees.  No options or cash was issued to any director during 2009.

PAYROLL TAXES – Payroll taxes decreased by approximately 64.7% to approximately $10,378 for the year ended December 31, 2009, as compared to $29,368 for the year ended December 31, 2008. This decrease was attributable to much lower cash compensation during the year.

TRAVEL AND ENTERTAINENT EXPENSE- Travel and entertainment expenses decreased by 24% to $41,774 for the year ended December 31, 2009, as compared to $54,634 for year ended December 31, 2008.  The decrease was due to our not conducting any securities offerings during 2009.

INSURANCE EXPENSE- Insurance expense decreased by 59.6% to $40,064 for the year ended December 31, 2009, as compared to $99,106 for year ended December 31, 2008.  The decrease was attributable to our renegotiating insurance coverages.

RENT AND OCCUPANCY- Rent and occupancy expense decreased by 68% to $36,153 for the year ended December 31, 2009, as compared to $113,026 for the year ended December 31, 2008.  The decrease was attributable to the lower rent of our Englewood Cliffs office.

INTEREST INCOME- Interest income decreased by 100% to $332 for the year ended December 31, 2009, as compared to $275,375 for year ended December 31, 2008.  The decrease was due to the proceeds from our sale of our tax loss to the State of New Jersey not being received until 2010.

INTEREST EXPENSE- Interest expense increased by 100% to $153,734 for the year ended December 31, 2009, as compared to $75,526 for year ended December 31, 2008.  The increase was due to default interest being paid on a promissory note which matured in April 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows.  As of December 31, 2009, we had a working capital deficiency of $ 3,177,533, short term debt of $411,994 plus accrued interest and a deficiency in stockholder’s equity of $3,208,412.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern.   We are considering a variety of options to improve our liquidity including equity offerings, asset sales, debt financing, sales of Nemifitide in foreign countries, entry into a licensing agreement with a pharmaceutical company, and the sale of our state tax losses through the New Jersey Development Plan; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating any of the foregoing opportunities.  If adequate funds are not available or are not available on terms acceptable to us, we will be required to further cut costs and may not be able to continue as a going concern.

As of December 31, 2009, we had cash and cash equivalents of $21,420 and a working capital deficit of $3,177,633.  As of March 15, 2010, we have approximately $80,000 cash on hand, which is adequate for approximately ten months of operations.  Our monthly burn rate is $8,000.  We do not have any working capital commitments nor do we presently have any external sources of working capital.

Our financial statements for the twelve months ended December 31, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements.

SUBSEQUENT EVENTS

In January 2010 we issued a secured promissory note to one of our directors, with a principal face value of $85,000, in exchange for cash advance payments  in the amount of $50,000 in November 2009 and $35,000 in January 2010.

On January 11, 2010, the company  entered into a Settlement, Release and Compromise Agreement (the “Settlement Agreement”) with KBC Private Equity NV (“KBC”).   Pursuant to the Settlement Agreement, in acknowledgement of our financial situation, KBC accepted $50,000 as settlement (the “Settlement”) for a $2,227,000 in debt, which included accrued interest of $345,922..  Upon payment of the Settlement, KBC released its preferred equity interest in our intellectual property, as well as any other secured or unsecured claim it may have against us.

The above transactions have been reflected in the company’s records as of December 31, 2009, as. the company was in serious negotiations with both partiesf in 2009. The transaction was consummated in 2010 and as a result of the settlement the company recorded a gain of $2,177,000

OFF BALANCE SHEET ARRANGEMENTS

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

Impairment of Long-Lived Assets

As of December 31, 2009, our patents had a value on our balance sheet of $419,280.  Due to recent events we feel that this amount does not reflect the true current value of the patents and therefore made an adjusting entry for the impairment of this asset.  We believe the true value of the patents to be no greater than $10,000.  We believe this because the patents expire on the last day of 2014.  In order to obtain FDA clearance for Nemifitide we would need to immediately raise adequate funding to commence a pivotal trial which would take longer than 18 months, at which point it would be the middle of 2011.  We would then need to find a licensing partner who would need to perform additional trials in order to file an application for approval with the FDA.  We believe that meeting this time frame will be extremely difficult or impossible.    Additionally several patents have lapsed because the maintenance fees for these patents were too expensive for us to maintain.

Patents

We capitalize our expenditures relating to the filing and maintenance of our patents and amortize such costs over the estimated useful life of the patent, which generally approximates fifteen years. Accumulated amortization was $479,752 at December 31, 2009. Amortization expense related to patents was $37,606 and $42,885 for the years ended December 31, 2009 and 2008, respectively.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements that Include Software Elements,” an update to ASC 985-605, “Software-Revenue Recognition,” and formerly known as EITF 09-3, “Revenue Arrangements that Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2009-14 on our financial position, results of operations and cash flows, but have not completed our assessment.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements,” an update to ASC Topic 605, “Revenue Recognition,” and formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2009-13 on our financial position, results of operations and cash flows, but have not to completed our assessment.

 In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements.” The update addresses practice difficulties caused by tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by U.S. Generally Accepted Accounting Principles (“GAAP”). No new fair-value requirements are required by the standard. We do not expect the adoption of ASU 2009-05 to have a material impact on our financial position, results of operations and cash flows.

In June 2009, the FASB issued an update to ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“ASC 105”).  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the update to ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following the update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The update to ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of ASC 105 to have a material impact on our financial position, results of operations and cash flows.

In June 2009, the FASB issued an update to ASC 810, previously referred to as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“ASC 810”). The update to ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect the adoption of ASC 810 to have a material impact on our financial position, results of operations and cash flows.

In May 2009, the FASB issued an update to ASC 855, previously referred to as SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“ASC 855”). In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The update to ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The impact of adopting the update to ASC 855 was not material our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICAL, INC.

INDEX

Page
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheet as of December 31, 2009 and 2008	F–2
Statements of Operations for the Years Ended December 31, 2009 and 2008	F–3
Statements of Stockholders’ Deficit for the Years Ended December 31, 2009 and 2008	F–4
Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tetragenex Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Tetragenex Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2009. Tetragenex Pharmaceuticals, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tetragenex Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
April 15, 2010

TETRAGENEX PHARMACEUTICALS, INC.
 BALANCE SHEET
AS OF DECEMBER 31, 2009 and 2008

	Year Ended December 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$21,420	$329,863
Other Receivable	133,079	0
Prepaid insurance and other current assets	4,034	18,780
	158,533	348,643

Property and equipment, net	4,933	6,255
Security Deposit	4,188	4,188
Patents, net	10,000	449,671

	$177,654	$808,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	411,994	1,882,362
Accounts payable and accrued expenses	2,860,516	1,610,729
Accrued interest	63,556	254,354

Total current liabilities	3,336,066	3,747,445
Long term liability
Notes payable	50,000	308,823

Total liabilities	3,386,066	4,056,268
Commitments and contingencies

Stockholders' deficit
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding	-	-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,840,856	101,836,042
Accumulated deficit	(105,065,194)	(105,099,479)

Total stockholders' deficit	(3,208,412)	(3,247,511)
	$177,654	$808,757

The accompanying footnotes are an integral part of the financial statements

TETRAGENEX PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year ended December 31,
	2009	2008
Revenue
Contract revenue	$-	$-
	-	-

Operating expenses
Research and development	$2,081	$7,894
Compensation expense	1,187,703	664,827
Travel	41,774	54,634
General and administrative	229,664	194,317
Professional fees	71,639	103,682
Payroll taxes and employee benefits	62,772	75,325
Consulting fees	5,963	29,859
Rent and occupancy	36,153	113,026
Depreciation and amortization	39,772	45,672

Loss before other income(expense) and tax benefit	(1,677,521)	(1,289,236)

Other income (expense)
Gain on settlement of long term debt	2,176,894
Impairment of asset	(409,280)
Interest income and other	(2,168)	275,375
Interest expense	(186,719)	(92,946)

Loss Before Tax Benefit	(98,794)	(1,379,050)
Sale of Tax Losses	133,079	272,243
Net loss	$34,285	$(1,106,807)

Basic and diluted net loss per share	$(0.00)	$(0.07)

Weighted average common shares outstanding	15,926,126	15,926,126

The accompanying footnotes are an integral part of the financial statements

TETRAGENEX PHARMACEUTICALS, INC
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Shares issued
	and oustanding		Additional
	Common	Common	paid-in	Accumulated
	stock	stock	capital	deficit	Total

Balance, December 31, 2007	15,926,126	15,926	101,775,845	(103,992,672)	(2,200,901)

Warrants to bridge loan financing			58,597		58,597
Issuance of common stock options for services			1,600		1,600
Net Loss				(1,106,807)	(1,106,807)

Balance, December 31, 2008	15,926,126	15,926	101,836,042	(105,099,479)	(3,247,511)

Bridge loan warrant discount			4,814		4,814
Net Loss				34,285	34,285

Balance December 31, 2009	15,926,126	15,926	101,840,856	(105,065,194)	(3,208,412)

The accompanying footnotes are an integral part of the financial statements

TETRAGENEX PHARMACEUTICALS, INC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year ended December 31,

	2009	2008
Cash flows from operating activities
Net loss	$34,285	$(1,106,807)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	32,985	17,420
Depreciation and amortization	39,772	45,672
Impairment of patent asset	409,280	-
Gain on settlement of long-term debt	(2,176,894)	-
Stock, option and warrant compensation	-	1,600
Changes in operating assets and liabilities
Other receivables	(133,079)	-
Prepaid insurance and other current assets	14,746	14,997
Security deposits	-	14,770
Accounts payable and accrued expenses	1,249,787	457,090
Accrued interest payable	153,734	75,526

Net cash used in operating activities	(375,384)	(479,732)

Cash flows from investing activities
Cash paid for property and equipment	(844)	(4,854)
Patent costs	(7,215)	(63,288)

Net cash used in investing activities	(8,059)	(68,142)

Cash flows from financing activities
Proceeds from notes payable	75,000	350,000

Net cash provided by financing activities	75,000	350,000

Net (decrease) increase in cash and cash equivalents	(308,443)	(197,874)

Cash and cash equivalents, beginning of year	329,863	527,737

Cash and cash equivalents, end of year	$21,420	$329,863

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,651	$811
Cash paid for interest	$-	$-

Non Cash Transactions
Stock, options, and warants issued for compensation	$-	$1,600

The accompanying footnotes are an integral part of the financial statements

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1.	THE COMPANY

Tetragenex Pharmaceuticals, Inc. (the “Company” or “Tetragenex”) is headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

Tetragenex has a platform of peptides which have shown activity in the treatment of CNS diseases.  Nemifitide, the company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments., Nemifitide has shown a rapid and robust onset of action with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.

The Company had hoped to find a licensing partner to continue the development of Nemifitide, primarily in treatment resistant patients which currently represents approximately 5 to 10 percent of the overall patient population suffering from the disease.  Nemifitide is currently administered thru subcutaneous injection and is given intermittently with 6 to 9 doses over 1 to 2 weeks. Patients who respond tend to stay healthy for several months after the initial dosing regimen. Due to several setbacks and difficult economic environment, it seems unlikely that the company will be able to obtain FDA approval for Nemifitide to be administered in the United States.   Therefore, the company will now seek to obtain approval to sell Nemifitide in several Central American, Eastern Eurpopean and Caribbean nations based on its current data.  Patients will then be treated at centers located in those countries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN AND LIQUIDITY

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income of $34,285 and a loss of $1,106,807 for the years ended December 31, 2009 and 2008 respectively As of December 31, 2009, we had a working capital deficiency of $ 3,177,533, short term debt of $411,494 plus accrued interest and a deficiency in stockholder’s equity of $3,208,412. The Company has less than 12 months working capital in the bank currently and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. To address the company’s immediate cash requirements which are necessary for the Company to continue in business, several members of the board of directors made an aggregate investment into a bridge loan to the Company of $175,000 in 2008. Several other individuals participated in t his offering and the company raised an additional $200,000. One director loaned $85,000 to the company.  The proceeds of this loan were used to settle the KBC note as well as for general operations.  The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the company to continue its business will be available to the company on acceptable terms, or at all. The Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical company, could prove extremely lucrative to the company. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In February 2010 the company had its patent attorney perform a patent valuation of its patent assts.  The valuation determined the value of the patents is no greater than $10,000.  As a result the company recorded an impairment loss of $409,280 on this asset.   The Company believes this because the patents expire on the last day of 2014.  In order to obtain FDA clearance for Nemifitide, the Company would need to immediately raise adequate funding to commence a pivotal trial which would take longer than 18 months, at which point it would be the middle of 2011.  The Company would then need to find a licensing partner who would need to perform additional trials in order to file an application for approval with the FDA.  The Company believes that meeting this time frame will be extremely difficult or impossible.    Additionally several patents have lapsed because the maintenance fees for these patents were too expensive for us to maintain.

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

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2009	December 31, 2008
Furniture and fixtures	$1,833	$1,833
Machinery and equipment	16,280	15,437
	18,113	17,270
Less accumulated depreciation	13,180	11,015
	$4,933	$6,255

Depreciation expense for the years ended December 31, 2009 and 2008 was 2,166 and $2,787 respectively. The decrease was due to certain assets becoming fully depreciated.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

4.	INCOME TAXES
The income tax benefit for the year ended, December 31, 2009 and 2008, includes:

	2009	2008
Federal	–	–
State	$133,079	$272,243
	$133,079	$272,243
DEFERRED
Federal	–	–
State	–	–
	$–	$–

There is no current provision for corporate income taxes for the years ended December 31, 2009, and 2008 as the Company generated net losses for income tax purposes. At December 31, 2009, the Company had available for federal income tax purposes net operating loss carry forwards of approximately $70,748,000 that expire through 2029. At December 31, 2009, the Company had credits for increasing research activities of approximately $825,000 that expire from the years 2015 through 2022.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	DECEMBER 31, 2009	DECEMBER 31, 2008
DEFERRED TAX ASSETS:
Net operating loss carry forwards	$24,352,000	$24,911,00
Research and development credits	825,000	825,000
TOTAL DEFERRED TAX ASSETS	25,177,000	25,760,000
Valuation allowance	(25,177,000)	(25,760,000)
Net deferred tax assets	$–	$–

The net change in the valuation allowance was a (decrease) of $(24,340) and $(300,000) for the years ending 2009 and 2008 respectively.

The reconciliation of estimated income taxes attributed to operations, at the statutory tax rates, to the reported income tax benefit is as follows:

	2009	2008
Expected federal tax at statutory rate	$526,246	$(521,000
State taxes, net of federal tax rate	(133,079)	(380,000)
Change in valuation allowance	(393,167)	901,000
	$--	$--

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

As of December 31, 2009 the Company had net operating loss carry forwards for federal income tax purposes of approximately $70,811,754 which expire in the years 2009 through 2029 and federal research and development tax credits of approximately $825,000 which expire in the years 2015 through 2022.

As of December 31, 2009 The Company had net operating loss carry forwards for state income tax purposes of approximately $1,995,000 which expire through 2029.

Utilization of the Company’s net operating loss and credit carry forwards may be subject to substantial annual limitation due to the ownership change imitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization

During 2009 the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority. Through the Program the Company was able to transfer a portion of its State operating loss carry forwards in exchange for $133,000.

5.	NOTES PAYABLE

The Company had $1,882,362 in notes payable plus 3% interest due on April 23, 2009. The notes were convertible into common shares at $5 per share at the discretion of the holders of the notes. The notes are secured by the patents of the company.  On January 19, 2010 the company completed a settlement agreement and mutual release with KBC Bank NV as administrative agent.  In exchange for the consideration of $50,000, KBC will release its interest in the KBC Collateral as well as any interest in the Secured Claim or any unsecured claim it may have.  KBC will execute any and all documents that may be reasonably necessary to release its claims in the KBC Collateral.  This includes amongst others to execute a document releasing the UCC on all Tetragenex patents and the return of the original note documentation. Tetragenex has completed payment in good form. The company elected to record the transaction in 2009 due to the fact that it was in negotiations with the note holder in 2009 and believed a transaction would occur early in 2010.  The gain on the extinguishing of the note was recorded as well as the extinguishing of the interest payable.

During 2008 and into 2009 the Company raised $375,000 as part of a bridge loan.  In exchange for the funds the Company issued promissory notes payable totaling $375,000 plus 12% interest per annum.  The notes are due in 2 years or upon the closing of at least $2 million in funding.  The promissory notes were accompanied by an aggregate of 1,500,000 warrants exercisable at $0.40 per share expiring in 2013.  Due to the warrants a discount of $4,814 and $58,597 was recorded in 2009 and 2008 respectively.  The warrants were valued using the black scholes method.

The Company issued promissory note with a face value of $85,000 to one of its directors in January 2010. The promissory note has 12% interest per annum and matures in 2 years but is expected to be converted into equity.

STOCKHOLDERS’ EQUITY

STOCK OPTIONS

TETRAGENEX STOCK OPTIONS

On December 31, 2008 an aggregate of 40,000 options were granted to outside directors for participation on board committees exercisable at $1 per share expiring 10 years from issuance.  Expenses totaling $1,600 were charged to “Board Expense” in 2008.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

All options are vested immediately. The options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of the grant.

The following table presents the combined activity of the plan and non-plan stock option issuances for the years ended December 31, 2008 and 2009:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

OUTSTANDING AT DECEMBER 31, 2007	11,798,253	$1.00
Granted during 2008	40,000	$1.00
OUTSTANDING AT DECEMBER 31, 2008	11,838,253	$1.00
Granted during 2009	-	-
OUTSTANDING DECEMBER 31, 2009	11.838.253	$1.00

The following table presents, for each of the following classes of options, as determined by range of exercise price, the information regarding weighted-average exercise price and weighted average remaining contractual life as of December 31, 2009:

	Options Outstanding and Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	8.7

The grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2009
Expected life (years)	9.7	8.7
Risk-free interest rate	1.434%	3.7%
Volatility	96%	96%

PROMISSORY NOTES/WARRANTS

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

During 2009 an aggregate of 8,103,796 warrants expired valueless.

At December 31, 2009, the Company had outstanding warrants to purchase 5,329,718 shares of the Company’s common stock at exercise prices of $.40, $1.65 and $6 per share. These warrants have expirations of July 2013, March 30, 2012, and November 30, 2011 respectively.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of December 31, 2009.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price

$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,400,000	$0.40

COMMON STOCK TRANSACTIONS

At December 31, 2009, the Company had authorized 50,000,000 shares of common stock, $.001 stated value. The following table represents the approximate allocation of reserved shares at December 31, 2009:

Common Stock	15,926,126
Stock Options	11,838,253
Warrants	5,329,718
33,094,097

EMPLOYMENT AGREEMENTS

On December 15, 1999, the Company entered into a three-year employment agreement with its co-Chief Executive Officer and Chairman of the Board, Martin F. Schacker (“Co-CEO”). The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of the executive’s efforts on behalf of the Company and his performance, the Company’s Board of Directors (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted the executive a ten-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to the Company, the Board of Directors (i) further increased his annual salary to $300,000, (ii) further extended the term of the agreement by one year, through and including December 15, 2005 and (iii) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of the Company’s common stock at an exercise price of $17 per share. On April 6, 2003, as a result of the Company’s cost reduction, the executive agreed to defer half of his $300,000 yearly salary. In December 2005 the executive agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of Tetragenex common stock at $1 per share expiring December 20, 2020. At December 31, 2009 the executive had deferred compensation totaling $1,001,000. The Co-CEO is the nephew of the company’s other co-Chief Executive Officer, David Abel.

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

All officers, Directors and employees of the Company at the time of the bankruptcy case which commenced April 15, 2003 agreed to defer a portion or all of their compensation..  In April 2008 at the Board’s request, all salaried employees of the Company were subject to a minimum of 50% temporary cash salary reduction while the Company sought financing for its operations.  In October 2008 the Company ceased accruing salary reductions for all officers, directors and employees.  In August 2009 the company ceased all cash compensation to employees and commenced accruing salaries.  On December 31, 2009, there was $2,342,183 deferred from officers and employees and $268,750 from directors.   It is anticipated that the majority of accrued salaries will be converted into equity in the Company

6.	LITIGATION

At December 31, 2009 and December 31, 2008 the Company was not involved in any ongoing litigation.

7.	RISKS AND UNCERTAINTIES

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with Food and Drug Administration regulations.

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,198,273 and $105,099,479 on December 31, 2009 and 2008, respectively.

The Company plans to provide for additional working capital and funds for the continued development of its products through private or public sale of the Company’s common stock. The Company’s ability to obtain such financing is contingent upon continued progress in its efforts to bring its lead compound to market and its ability to access capital resources. The Company is also attempting to enter into an agreement with a major pharmaceutical company to co-develop its antidepressant drug, which may generate significant cash flows for the Company. No assurance can be given as to the Company’s ability to enter into such an agreement or successfully complete future funding.

8.	LEASE OBLIGATIONS

The Company leases approximately 1,100 square feet of office space at 560 Sylvan Ave, Englewood Cliffs, New Jersey, pursuant to a lease it entered into on November 15, 2008 and which expires  November 15, 2010.  Pursuant to the terms of the lease, the monthly rental payments are $1,919. The Company also has office space at 200 Broad Hollow Road, Melville, New York which and on 6901 Jericho Tpke in Syosset NY which we incur a cash rent of $300 per month on a month to month basis.  Management believes our existing facilities are adequate to meet our requirements through the year 2010.

The approximate aggregate minimum rental commitments on these leases are as follows:

Year Ending December 31,
2010	$19,190

Total	$19,190

Our rental expense was $27,666 and $103,605 for the years ended December 31, 2009 and 2008, respectively

9.	RELATED PARTY TRANSACTIONS

Several board members invested in the Company’s bridge loan in 2008 and 2009.  Five board members invested an aggregate of $125,000 into the bridge offering ($25,000 per director) and in exchange received a two year promissory note with a stated interest rate of 12% per annum.  Additionally, each director received 100,000 warrants exercisable at $.40 per share expiring 5 years from issuance.

One board member invested $85,000 in exchange for a secured promissory note in January 2010 which was used by the Company to settle with the holder of a promissory note as well as for working capital to operate the company.  The transaction was recorded in 2009 due to the fact it was used for the KBC settlement

10.	SUBSEQUENT EVENTS

In January 2010 we issued a secured promissory note to one of our directors, with a principal face value of $85,000, in exchange for cash advance payments  in the amount of $50,000 in November 2009 and $35,000 in January 2010.

On January 11, 2010, the company  entered into a Settlement, Release and Compromise Agreement (the “Settlement Agreement”) with KBC Private Equity NV (“KBC”).   Pursuant to the Settlement Agreement, in acknowledgement of our financial situation, KBC accepted $50,000 as settlement (the “Settlement”) for a $2,227,000 in debt, which included accrued interest of $345,922..  Upon payment of the Settlement, KBC released its preferred equity interest in our intellectual property, as well as any other secured or unsecured claim it may have against us.

The above transactions have been reflected in the company’s records as of December 31, 2009, as. the company was in serious negotiations with both parties in 2009. The transaction was consummated in 2010 and as a result of the settlement the company recorded a gain of $2,177,000

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

(B) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009 we did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties. Currently we employ one individual who is in charge of our accounting and financial duties on a day-to-day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

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

TETRAGENEX PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS (cont’d)

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the period ended December 31, 2009 that have altered our conclusion as to the ineffectiveness of such controls.

ITEM 9B.	OTHER INFORMATION

Issuance of Promissory Note

In January 2010 we issued a secured promissory note to one of our directors, with a principal face value of $85,000, in exchange for $85,000.  The majority of the funds were used to settle a dispute with the holder of one our promissory notes and the remainder for working capital.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Biographical descriptions of each of our Directors and executive officers can be found below:
NAME	AGE	POSITION
Martin F. Schacker	53	Chairman of the Board and Co-Chief Executive Officer
David Abel	67	Vice Chairman of the Board, Co-Chief Executive Officer
Neil Martucci	37	Chief Financial Officer
Robert P. Budetti	67	Chief Operating Officer and Director
Kenneth Cartwright	74	Senior Vice President of Drug Developments Regulatory Affairs and Director
Alf E. F. Akerman	46	Director
Bruce J. Bergman, Esq.	64	Director
William T. Comer, Ph.D	73	Director
Aaron Cohen	73	Director

MARTIN F. SCHACKER currently serves as Chairman of the Board and Co-CEO. Mr. Schacker served as our Co-Chairman of the Board of Directors from 1998 to 2004 and as Chairman of the Board since 2004. He has served as Co-Chief Executive Officer since March 1999. Mr. Schacker was appointed as a Director in November 1994. With extensive biotechnology and investment banking experience, Mr. Schacker has helped raise approximately $60,000,000 for us to date. From August 1991 through February 2001, Mr. Schacker served as Chairman of the Board of M.S. Farrell & Co., Inc., an investment banking and brokerage firm, and was its Chief Executive Officer from 1991 to 2000. From June 1987 through December 1991, Mr. Schacker was a Senior Vice President of D.H. Blair & Company, Inc., an investment banking and brokerage firm that focuses on biotechnology companies. From 1982 to May 1987, Mr. Schacker was employed in various capacities, including as Senior Vice President at Shearson Lehman Brothers, an international investment banking and brokerage firm. Mr. Schacker received a B.A. in Business from Hofstra University in 1982. Mr. Schacker is the nephew of David Abel.  Mr. Schacker is not a director of any public company or any investment company, and has not been a member of the board of directors for such companies for the past five years.   The Board believes that Mr. Schacker has the experience, qualifications, attributes and skills necessary to serve as our Director because of his close to thirty years of general experience, over fifteen years of experience with our company, and his having provided leadership and strategic direction to us and his unparalleled knowledge of the Company and its business.

DAVID ABEL has served as our Co-Chief Executive Officer since March 1998 and as Vice Chairman of the Board since 2004. He was Co-Chairman of the Board from 1999 through 2004. Mr. Abel has served as a Director since November 1994. Mr. Abel is the President and Founder of United Realty, Inc., a commercial and industrial real estate company headquartered in Melville, New York, and is a general partner of Triangle Properties, a partnership that owns and operates over 50 commercial properties throughout the greater New York metropolitan area. Mr. Abel received a B.B.A. from City College of New York (C.C.N.Y.) in 1962. Mr. Abel is the uncle of Martin F. Schacker.  Mr. Abel is not a director of any public company, and has not been a member of the board of directors for any public company for the past five years.  The Board believes that Mr. Abel has the experience, qualifications, attributes and skills necessary to serve as our Director because of over fifteen years of experience with our company and his knowledge of our operations.

NEIL MARTUCCI has served as our Chief Financial Officer since 2004. In 2003, he joined Innapharma, Inc. as Controller and was appointed Chief Financial Officer in 2004. From 2001 through 2003 Mr. Martucci served as Vice President of Investments for Kirlin Securities, a publicly traded investment bank. From 1994 through 2001, Mr. Martucci served as Vice President of Investments for M.S. Farrell and Co, a small Wall Street Investment firm. In addition, he served as an investment banker for M.S. Farrell and Co. from 1999 through 2001. Mr. Martucci graduated from Miami (Ohio) University with a degree in finance in 1994.   Mr. Martucci is not a director of any public company or any investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Mr. Martucci has the financial experience to serve as an integral member of our company

ROBERT P. BUDETTI has served as our Chief Operating Officer and a Director since October 1999. Mr. Budetti served as our Chief Financial Officer from October 1999 to December 2000. From 1992 to 1994, Mr. Budetti served as the Chief Financial Officer of the ICR division of Quintiles. From 1984 to 1992, Mr. Budetti served as the Chief Operating Officer and Chief Financial Officer of ICR, of which he was one of the founders. In 1992, ICR was sold to Quintiles. Since 1979, Mr. Budetti has served as the Chief Executive Officer of the Feighner Research Institute, a clinical neuropsychopharmacologic research center.  Mr. Budetti received a BA in Engineering Sciences and Applied Physics from Harvard College in 1963 and a MBA from Harvard Business School in 1968.  Mr. Budetti is not a director of any public company or investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Mr. Budetti has the experience, qualifications, attributes and skills necessary to serve as our Director because of his extensive experience with neuropsychopharmacologic research.

KENNETH CARTWRIGHT, M.B., CH.B., M.R.C.P. has served as our Director since 1989 and Senior Vice President, Drug Development and Regulatory Affairs since 2003. Dr. Cartwright is currently President of CMRC Consulting Services, an independent scientific consulting firm. Dr. Cartwright served as Senior Vice President of Development and Regulatory Affairs of Alteon, Inc., a biopharmaceutical company, from 1994 until he retired in 1999. During his tenure at Alteon, Dr. Cartwright served as a member of the management committee and was involved in the initial IPO. In addition Dr. Cartwright was responsible for overall product development including strategic clinical development planning, subsequent compilation of NDAs and product registration and maintaining compliance within our company and interaction with the FDA. Prior to joining Alteon, he served as the Director of Clinical Research (U.S.A.) and as Vice President of Global Clinical Research of American Cyanamid Company, Lederle Laboratories from 1982 to 1989. During his tenure with American Cyanamid, Dr. Cartwright was responsible for overall global strategic clinical plans and worldwide clinical development of phase 1, 2 and 3 programs. He subsequently established a worldwide clinical research organization with regional offices in Australia, Canada, and England. Prior to joining American Cyanamid, Dr. Cartwright held the positions of Medical Director, Directory of Marketing and Deputy Vice President of the Pharmaceutical Division of Ciba-Geigy, Canada. Dr. Cartwright received his M.B., Ch.B. in 1959 from Liverpool University Medical School, his D.P.M. from Wessex Regional Post-Graduate School of Psychiatry in 1969, his M.F.C.M. from the Faculty of Community Medicine, Royal College of Physicians in 1971 and his M.R.C., Psych from the Royal Colleges of Psychiatrists in 1973. Dr. Cartwright is not a director of any public company or investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Dr. Cartwright has the experience, qualifications, attributes and skills necessary to serve as our Director because of his extensive clinical  research and product development experience.

ALF E. F. AKERMAN has served as our Director of the Company since March 1999. Mr. Akerman served as the Director of Business Integration of Volvo Car Finance, a subsidiary of Ford Motor Company, based in Belgium from 1994 to 2000. From December 1997 through June 1999, Mr. Akerman served as the Risk Manager of Volvo Car Finance Holdings. Mr. Akerman received a B.Sc. in Banking and Finance at Loughborough University in England. Mr. Akerman currently works for a financial institution in Sydney, Australia.  Mr. Akerman is not a director of any public company or investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Mr. Akerman has the financial and banking experience, qualifications, attributes and skills necessary to serve as our Director.

BRUCE J. BERGMAN, ESQ. has served as our Director since November 1994. He is a member of the New York law firm of Berkman, Henoch, Peterson & Peddy, P.C., where he practices real estate litigation and mortgage foreclosure. Previously, Mr. Bergman was a Deputy Attorney for Nassau County and a Deputy Bureau Chief for Special Litigation in Nassau County. Mr. Bergman currently serves as an adjunct associate professor of real estate at New York University Real Estate Institute and a special lecturer in law at Hofstra Law School. He is a member of the American College of Real Estate Lawyers, the American College of Mortgage Attorneys and was three times elected City Councilman in Long Beach, New York, serving in that capacity from 1980 through 1988. His biography appears in WHO’S WHO IN AMERICAN LAW and he is listed in AMERICA’S BEST LAWYERS. Mr. Bergman received a B.S. from Cornell University in 1966 and a J.D. from Fordham Law School in 1969.  Mr. Bergman is not a director of any public company or investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Mr. Bergman’s legal experience and skills are beneficial for the company and that he has the experience, qualifications, attributes and skills necessary for him to serve as our Director.

WILLIAM T. COMER, PH.D. has served as our Director since February 2001. Since 2000 Dr. Comer has also served as Director of TorreyPines Therapeutics (formerly known as Neurogenetics Inc.), a company which he founded. From 1991 through 1999, Dr. Comer served as President, CEO and Director of SIBIA Neurosciences, Inc., a company focusing on drug discovery and the development of neurodegenerative disease therapeutics, which was acquired by Merck & Co. From 1961 through 1981 he served in various capacities at Mead Johnson & Co., including as scientist and Vice President of Research. From 1982 through 1990 he served in various capacities at Bristol-Meyers, including President of Research and Licensing, and from 1990 - 1991 he was Senior Vice President, Strategic Management for Bristol-Myers Squibb. Dr. Comer was a member of the Board of Directors of Epimmune (formerly Cytel Corporation) from 1994 through 2005, and Trega Biosciences (formerly Houghton Pharmaceuticals) from 1993 through 1996. He has served on the Board of the University of California San Diego Foundation since 1993 and the Board of La Jolla Institute of Molecular Medicine since 2000. Dr. Comer received a B.A. in Chemistry from Carleton College in 1957, and a Ph.D. in Organic Chemistry and Pharmacology from University of Iowa in 1961. Dr. Comer is not a director of any public company or investment company, and has not been a member of the board of directors for any such companies for the past five years.  The Board believes that Dr. Comer’s scientific experience and skills are beneficial for the company and that he has the experience, qualifications, attributes and skills necessary for him to serve as our Director.

AARON COHEN has served as a Director since February 2001. Mr. Cohen, founded National Technical Systems in 1961, a publicly traded company and is currently a Vice-Chairman of the Board of Directors; Mr. Cohen has served as the President of Smithway Associates, Inc., a property management company, since 1991. He is the Chief Financial Officer and Director of Intelligent Optical Systems. Mr. Cohen is a Member of the Deans Adivsory Board of the Henry Samueli UCLA School of Engineering and Applied Sciences, the American Society of Quality Control, the Institute of Environmental Sciences and a Professional Member of the International Conference of Building Officials. In addition, Mr. Cohen is a Director of the Sephardic Education Center and the Vice President of Sephardic Temple Tifereth Israel. Mr. Cohen is a Registered Professional Engineer in the State of California, and received his B.S. in Engineering from UCLA in 1958. There are no family relationships among any of our Directors or executive officers, other than David Abel is Martin Schacker’s uncle.  Mr. Cohen is t an officer and  director of National Technical Systems, Inc which is a public company and he has served in such capacity since 1961..  The Board believes that Mr. Cohen’s has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over nine years of experience with our company and his knowledge of our business.

COMPOSITION AND ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors currently consists of nine members. In June 2004, our Board of Directors was divided into three classes, designated as Class I, Class II and Class III. The Board of Directors currently consists of three Class I Directors (William T. Comer, Ph.D., Aaron Cohen and Alf E. Akerman), three Class II Directors (Bruce J. Bergman, Esq., Kenneth Cartwright and Robert P. Budetti), and three Class III Directors (Martin F. Schacker, David Abel and John P. Feighner, M.D.). The Class I Directors shall serve as Directors for an initial term of one year, the Class II Directors for an initial term of two years and the Class III Directors for an initial term of three years. The initial term for each class of Directors commenced in June 2004. After the initial term expired, each Director serves for a staggered three-year term. At each annual meeting of stockholders, a class of Directors will be elected for a three-year term to succeed the Directors of the same class whose terms are then expiring. A Director holds office until the annual meeting of shareholders for the year in which such Director’s term expires and until such Director’s successor shall be duly elected and qualified, subject, however to prior death, resignation, retirement, disqualification or removal from office.

Our executive officers are appointed by our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s Officers and Directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended October 31, 2009, our Executive Officers, Directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

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

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Cohen, Bergman, Comer and Akerman, are independent Directors as defined in Nasdaq Marketplace Rule 4200.

CHANGES IN PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

BOARD COMMITTEES

The audit committee is comprised of Messrs. Akerman, Bergman, and Cohen. Our audit committee financial expert is Mr. Akerman.  The compensation committee is comprised of Messrs. Cohen, Abel and Bergman. Mr. Cartwright serves as an advisor to the compensation committee . There were 4 meetings of the Board of Directors held during 2008.  Each director attended at least 75% of the meetings held.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by us to: (i) our Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) our most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2009. Effective January 1, 2002, each non-employee and non-consultant member of our Board of Directors received the following annual compensation in consideration for services rendered as a Director: (i) a five-year option to purchase up to 40,000 shares of our common stock, which options vest quarterly and were issued annually in arrears, and were exercisable at an exercise price equal to (a) a 15% discount to the fair market value at the end of the year in which such option is granted, if our common stock is publicly traded, unless such percentage reduction shall have a deleterious tax consequence upon us, in which event the exercise price shall be equal to the fair market value, or (b) such dollar amount as is set by our Board of Directors at the end of the year in which such option is granted, if our common stock is not publicly traded; (ii) a cash stipend of $12,500 per annum, paid on a quarterly basis; and (iii) reimbursement of reasonable and ordinary expenses incurred in connection with such member’s attendance at Board or committee meetings. In 2005 all existing options were converted into warrants to purchase shares of our common stock exercisable at either $1 per share or $6 per share expiring either in November 2009 or 2011. At the Board’s request all Board stipends were deferred to a later date. In December 2005 all deferred Board stipends were converted into options to purchase our common stock. In July 2006 it was decided that all Board members serving on a Board committee would be entitled to an additional $10,000 per year to be paid in options until it was determined that we had sufficient funds to pay the fee in cash.

If Directors provide additional consulting services outside of their duties as Board members, they may receive additional compensation above their cash stipend. In 2005 we issued employees, officers, and Directors a one-time option grant of approximately 25% of our fully diluted outstanding shares of common stock. The amount and breakdown was determined by the Board.

EXECUTIVE COMPENSATION
Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) (D)	Stock Awards ($) (E)	Option Awards ($) (F)	Non-equity Incentive Plan Compensation ($) (G)	Non-qualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (H)	Total4 ($) (I)
Martin Schacker(1)	2009	300,000	--	–	--	–	–	14,000	314,000
Co-CEO/ Chairman	2008	300,000	--	–	--	–	–	14,000	314,000
David Abel(2)	2009	110,000	–	–	0	–	–	–	110,000
Co-CEO/Vice-Chairman	2008	110,000	–	–	--	–	–	–	110,000
Neil Martucci(3)	2009	80,000	--	–	--	–	–	–	80,000
Chief Financial Officer	2008	100,000	–	–	--	–	–	–	100,000

(1)
As per his employment agreement, Mr. Schacker is due an annual salary of $300,000 per year. In April 2008, at the Board’s request, Mr. Schacker agreed to defer 50% of his salary.  In August 2009, at the Board’s direction, all employees began deferring 100% of their salary. Mr. Schacker is currently not drawing a cash salary. During the 2007 fiscal year, Mr. Schacker received options to purchase 850,000 shares of common stock exercisable at $1 per share expiring 10 years from the date of issuance issuance.  In 2009 the board issued Mr. Schacker a non cash bonus in the amount of $14,000 as interest on his accrued salary. At December 31, 2009 Mr Schacker has accrued $1,001,000 in deferred salary.

(2)
Mr. Abel is due to receive an annual salary of $110,000 per year. As part of cost cutting measures at the time of our bankruptcy in 2003, Mr. Abel at the Board’s request agreed to defer 100% of his annual salary and has thus has received no cash compensation since then. In 2007 Mr. Abel received an additional 300,000 options, exercisable at $1 per share expiring 10 years from issuance At December 31, 2009 Mr. Abel has accrued $691,201 of deferred salary

(3)
Neil Martucci is our Chief Financial Officer.  He received 300,000 options in 2007, exercisable at $1 per share expiring 10 years from the date of issuance. Mr Martucci, as of December 31, 2009 has accrued $140,000 in accrued salary.  Upon board’s request he has not received any cash compensation since August 2009.

(4)
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

NARRATIVE DISCLOSURE TO EXECUTIVE COMPENSATION TABLE

Overview of Compensation Program

Our compensation program is intended to enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives, and thereby increase stockholder value. To attain these objectives, the executive compensation program includes four components:

Base Salary.    Base salary for our executives is intended to provide competitive remuneration for services provided to us over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within our company.  Upon the recommendation of our Board of Directors, our executives have been accruing 100 percent of their base salaries since August 2009 until such time as we enough financing for which the board feels comfortable reinstating cash compensation.

Cash Incentive Bonuses.    Our bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by our Board of Directors. For fiscal 2009, no performance based bonus was approved for our executive officers in light of our need for additional working capital.

We anticipate that a performance based bonus plan will be established for certain of our executive officers, once we are able to meet our minimum working capital requirements.   The bonus plan will likely be comprised of a specified profit based bonus pool which will be based upon our achievement of certain annual profit targets.

Equity-based Compensation.    Equity-based compensation is designed to provide incentives to our executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer's responsibility. In 2009 the executives were granted a bonus equal to the amount of interest owed to them on their accrued salary to be paid in equity of the company.

Health and Welfare Benefits and Other Perquisites. Our full time executive officers are entitled to participate in the company’s health insurance plan

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2009. None of the named executive officers exercised any of their stock options during the period from inception

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Martin Schacker Co-CEO/ Chairman	1,712,000 850,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0

David Abel Co-CEO/Vice-Chairman	1,138,187 300,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0
Robert Budetti Board Member	570,000 350,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0
Neil Martucci Chief Financial Officer	295,000 300,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0
Dr. Kenneth Cartwright Chief Scientific Officer	437,502 500,000	0 0	0 0	$1.00 $1.00	1/6/20 8/31/17	0 0	0 0	0 0	0 0

DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total1
William Comer	$12,500	0	0	0	0	0	$12,500
Aaron Cohen	$12,500	0	0	0	0	0	$12,500
Alf Akerman	$12,500	0	0	0	0	0	$12,500
Bruce Bergman	$12,500	0	0	0	0	0	$12,500

1.	Each outside Director is due to receive an annual stipend of $12,500 per year for serving on the Board of Directors. Compensation to board members was accrued in 2009 in an effort to conserve capital.

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

EMPLOYMENT AGREEMENTS

On December 15, 1999, we entered into a three-year employment agreement with our co-Chief Executive Officer and co-Chairman of the Board, Mr. Martin Schacker. The agreement provided for an annual base salary of $160,000, subject to a minimum ten percent annual increase. On February 6, 2001, in view of Mr. Schacker’s efforts on our behalf and his performance, our Board of Directors: (i) increased his annual salary to $250,000 with no automatic annual increases, and extended the term of his employment agreement for an additional two years, and (ii) granted Mr. Schacker a ten-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share, one third of which vested immediately, one third of which vested on February 6, 2002, and the final third vested on February 6, 2003. On December 11, 2001, in consideration of services provided to us, the Board of Directors: (x) further increased his annual salary to $300,000, (y) further extended the term of the agreement by one year, through and including December 15, 2005, and (z) granted the executive an additional, immediately vested five-year option to acquire 125,000 shares of our common stock at an exercise price of $17 per share. In December 2005, the executive’s contract was extended by an additional 3 years by the Board under the same terms as the previous agreement. On April 6, 2003 as a result of our cost reduction, Mr. Schacker agreed to defer half of his $300,000 yearly salary. In December 2005, Mr. Schacker agreed to convert $177,000 of his deferred salary into 177,000 options to purchase shares of our common stock at $1 per share expiring December 20, 2020. In April 2008 at the Board’s request Mr. Schacker’s salary was reduced by another 50% to $75,000 per annum.  At December 31, 2009, Mr. Schacker had deferred compensation totaling $1,001,000. Mr. Schacker was granted an aggregate of 850,000 options exercisable at $1 per share and expiring in 2017 during 2007.

CONSULTING AGREEMENTS

All consultants are paid on an hourly basis as needed.  We do not have any agreements in place with our consultants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date of the filing March 31, 2010 by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our Directors, (iii) each of the executive officers, and (iv) all our Directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 2010, there were 15,926,126 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of the date hereof, there were no shares of preferred stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Common Stock	Martin F. Schacker(3)	2,686,510	14.7%
Common Stock	David Abel(4)	2,280,758	12.96%
Common Stock	Feighner Family.(5)	2,173,868	12.57%
Common Stock	Robert P. Budetti(6)	1,582,817	9.09%
Common Stock	Alf E. F. Akerman(7)	677,708	4.08%
Common Stock	Bruce J. Bergman, Esq.(8)	685,521	4.13%
Common Stock	Kenneth Cartwright(9)	1,198,423	7.01%
Common Stock	William T. Comer(10)	912,589	5.47%
Common Stock	Aaron Cohen(11)	893,905	5.4%
Common Stock	Neil Martucci(12)	607,643	3.68%
Common Stock	The William Shenk 1996 Revocable Trust(13)	1,000,667	6.28%
	All Directors and officers as a group (9) persons)	14,700,409	53.07%

*	less than one percent

(1)	Unless otherwise indicated, the address of each person listed below is c/o Tetragenex Pharmaceuticals, Inc., 560 Sylvan Ave Englewood Cliffs NJ 07632.

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

(3)
Martin Schacker is our Chairman and Co-CEO. His holdings consist of 49,833 common shares which represents .31% of our total outstanding common stock as of 3/30/09, based on 15,926,126 shares outstanding, which was received from acting as a placement agent during our early stage financing as Chairman of M.S. Farrell. Additionally, 2,562,000 options exercisable at $1 per share expiring at different times between 2017 and 2020 were granted to Mr. Shacker as consideration for services provided to us as well as the forgiveness of accrued salaries due to Mr. Schacker. Additionally, Mr. Schacker currently owns 74,677 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011. The warrants consist of options for services provided which were converted into warrants as well as for acting as a placement agent over the years in our private placements. Mr. Schacker is the nephew of David Abel.

(4)
Mr. Abel is our Vice Chairman and Co-CEO. His holdings consist of 606,341 shares of our common stock which represents 3.8% of our total outstanding common stock as of 3/30/09, based on 15,926,126 shares outstanding, and was obtained from investments in several of our private placements. Additionally, Mr. Abel holds 1,438,187 nonvoting immediately vesting options exercisable at $1 per share expiring at different times between 2017 and 2020 which were granted for services rendered to us as our Vice Chairman and Co-CEO as well as the forgiveness of accrued salaries due to him. Mr. Abel also holds 136,230 nonvoting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013 which were obtained from various investments in our private placements, bridge loans, and for being a partial owner in the investment bank which was the placement agent for several of the our offerings. David Abel is the uncle of Martin Schacker

(5)
Dr. Feighner was a consultant for us and a member of our Board prior to his passing in 2006. His holdings, which are now the holdings of his estate, consist of 807,816 shares of our common stock that represents 5.06% of our total outstanding common shares as of 3/30/09 based on15,926,126 shares outstanding, which he received from several investments in our private placements. Secondly he holds 1,010,976 non-voting immediately vested options to purchase shares of our common stock at $1 per share, expiring in the year 2020 which he received for services provided to us as our President and Director as well as for forgiveness of accrued salaries due to Dr. Feighner. He holds 255,076 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 and 100,000 warrants exercisable at $.40 per share expiring October 2013 that were obtained as part of investments made in the our common stock in several private placements and bridge loans as well as from the conversion of previous options granted to Dr. Feighner for services rendered to us as our President.

(6)
Consists of 35,000 common shares of our common stock which represents .22% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, as well as 1,179,588 non-voting options exercisable at $1 per share expiring at different times between 2017 and 2020, 268,229 nonvoting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013. Mr. Budetti is a member of our Board.

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

(8)
Bruce Bergman is serves as our Director and his holdings consist of 653,125 non-voting options exercisable at $1 per share expiring at different times between 2017 and 2020 granted to Mr. Bergman for services provided to us as our Director. Additionally, he holds 32,396 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 received from converting previously issued options received for service provided as our Director.

(9)
Dr. Cartwright is our Chief Scientific Officer and a Board member and his holdings consist of 27,500 common shares of our common stock which represents .17% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, obtained from an investment in our start-up period. He also holds 1,037,500 non-voting options exercisable at $1 per share expiring in the year 2020 received for services provided as our Director and Chief Scientific Officer as well as , 100,000 warrants exercisable at $.40 per share expiring October 2013, and 33,423 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011, received from converting previously issued options received for service he provided as our Director.

(10)
William Comer is our Board member and his holdings consist of 147,172 shares of common stock which represents .92% f our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, which were received from investments in our private placements, as well as 663,125 nonvoting options exercisable at $1 per share expiring at different times between 2017 and 2020, for services provided out Director. Additionally he holds 2,292 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011 and 100,000 warrants exercisable at $.40 expiring October 2013  received from several investments he made in our securities as well as for converting previously issued options granted to him as a Director.

(11)
Aaron Cohen serves as our Director and his holdings consist of 151,092 common shares of our common stock, which represents .95% of our total outstanding common shares as of  3/30/09, based on 15,926,126 shares outstanding, which he received from investments in our private placements as well as 538,125 nonvoting options exercisable at $1 per share expiring in the years 2017- 2020 issued for services provided to us as our Director. Additionally he holds 4,688 non-voting warrants to purchase shares of our common stock at $6 per share expiring November 30, 2011 as well as 200,000 warrants exercisable at $.40 per share expiring October 2013.

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

(13)
William Shenk, P.O. Box 1991 La Jolla, CA, is our beneficial owner and his holdings consist of 1,000,000 shares of common stock which represents 6.28% of our total outstanding common shares as of 3/30/09, based on 15,926,126 shares outstanding, as well as, 667 non-voting warrants to purchase shares of our common stock at $6 per share, expiring November 30, 2011,

COMPENSATION PLANS

We currently do not have any compensation plans in place.

OPTIONS/SAR GRANTS
Name and Principal Position	Number of Securities Underlying Options		% of Total Options Granted to Employees in 2007	% of Total Options Granted to Employees in 2008	Exercise Price	Expiration Date
Martin Schacker	-			-	-	-
Chairman/Co-CEO	850,000	(1)	23.00%		$1.00	August 2017
David Abel	-			-	-	-
Co-CEO/Vice Chairman of the Board	300,000	(2)	8.10%		$1.00	August 2017
Robert Budetti	-			-	-	-
Director	350,000	(3)	9.46%		$1.00	August 2017
Dr. Kenneth Cartwright	-			-	-	-
Chief Scientific Officer/Director	500,000	(4)	13.51%		$1.00	August 2017
Neil Martucci	-			-	-	-
Chief Financial Officer	300,000		8.1%		$1.00	August 2017
Other Employees and Board	40,000			100%	$1.00	January 2018
	1,400,000		37.83%		$1.00	August 2017

(1)
In 2007, we issued 850,000 options to acquire shares of our common stock to Mr. Schacker. These options were issued to Mr. Schacker for services rendered by him as the Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of common stock. These options vested immediately and expire 10 years after issuance.

(2)
In 2007, we issued 300,000 options to acquire shares of our common stock to Mr. Able. These options were issued to Mr. Abel for services rendered by him as our Vice Chairman of our Board of Directors and as Co-CEO. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options vested immediately and expire 10 years after issuance which is August 2017

(3)
In 2007, we issued 350,000 options to acquire shares of our common stock to Mr. Budetti. These options were issued to Mr. Budetti for services rendered by him as our Chief Operating officer, as a Director, and for his efforts to license Nemifitide to a pharmaceutical company. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options vested immediately and expire 10 years after issuance which is August 2017

(4)
In 2007, we issued 500,000 options to acquire shares of our common stock to Dr. Cartwright. These options were issued to Dr. Cartwright for services rendered by him as our Chief Scientific officer and as our Director. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options vested immediately and expire 10 years after issuance which is August 2017.

(5)
In 2007, we issued 300,000 options to acquire shares of our common stock to Mr. Martucci. These options were issued to Mr.Martucci for services rendered by him as our Chief Financial Officer. These options are exercisable at a price of $1.00 per share. Each option is convertible into one share of stock. These options vested immediately and expire 10 years after issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 2004, we entered into an agreement with the holders of the 725 shares of Class D preferred stock to eliminate the Class D preferred shares in exchange for cash payments of $600,000 on the effective date of the bankruptcy, and $600,000 one year from the effective date. They were also issued a $2.6 million convertible note payable 53 months from the effective date plus accrued interest at the rate of 3% per annum. On November 23, 2004, three of the entities that comprise the Class D preferred shareholders agreed to convert their portion of the $600,000 payment into equity. A total of $143,968 was converted into 179,960 shares of our common stock and the remaining balance was paid. They agreed as well to convert $165,480 of the amount due one year from the effective date into 206,850 shares of our common stock and on or about November 23, 2005 the remaining balance of the second $600,000 was paid. In addition $717,241 of the $2.6 million note, plus accrued interest, was converted into 679,912 shares of our common stock. An aggregate of 1,066,722 shares of our common stock was issued to the former note holders and approximately $1,882,000 plus interest came due on April 23, 2009. The long-term note due to the former Series D preferred holders was secured by our patents.  In January 2010 the Company settled the outstanding note for a sum of $50,000.  The note holders agreed to cancel the note and release the company from all obligations and collateral.

Several members of the board participated in the company’s 2008/2009 bridge loan.  Six directors invested an aggregate of $175,000 in exchange for a promissory note for the principal amount of loan plus 12% interest per annum and an aggregate of 700,000 warrants exercisable at $.40 per share expiring in 2013.

Board member loaned the company $85,000 in January 2010 in exchange for a secured promissory note.  The proceeds were used mainly to settle the outstanding note matter as well as for working capital.

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

The information regarding independence of directors is included under Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We have appointed Demetrius & Company, LLC as our independent auditors to audit our financial statements. The aggregate fees billed for services rendered by Demetrius & Company, LLC for 2009 and 2008 are described below:

AUDIT FEES. Fees from audit services totaled approximately $31,031 and $30,000 for 2009 and 2008, respectively. Fees also include fees for the reviews of the company’s quarterly financials.

TAX FEES. Fees for tax services totaled approximately $7,000 and $5,000 for 2009 and 2008, respectively.

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
1.1(1)	Placement Agent Agreement between Equity Source Partners, LLC and Tetragenex Pharmaceuticals, Inc.
2.1(1)	Final order of the bankruptcy of Innapharma, Inc.
3.1.1(1)	Amended and Restated Certificate of Incorporation of Tetragenex Pharmaceuticals, Inc.
3.1.2(1)	Amended and Restated By-laws of Tetragenex Pharmaceuticals, Inc.
3.2(1)	Certificate of Authority to do business in the State of New Jersey of Tetragenex Pharmaceuticals, Inc.
3.2.1(1)	Certificate of Correction of Certificate of Merger
4.1(1)	Promissory Note
10.1(1)	Employment Agreement with Martin Schacker dated October 28, 1999, as amended.
10.2(2)	Definitive Agreement with Dr. Stephen Stahl, dated May 29, 2007.
10.3
Settlement Release and Compromise Agreement, dated January 11, 2010, entered into by and among the Company, Martin Schacker and KBC Private Equity NV (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2010, and incorporated herein by reference).

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

(1)
Previously filed with our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 13, 2006, and declared effective on January 26, 2007, and incorporated herein by reference.

(2)	Previously filed with our Current Report on Form 8-K, filed with the Commission on May 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2010.

TETRAGENEX PHARMACEUTICALS, INC.
By:	/s/ MARTIN F. SCHACKER
Martin F. Schacker, Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Martin F. Schacker	Chairman of the Board and Co-Chief Executive Officer	April 15, 20010
Martin F. Schacker

/s/ David Abel	Vice Chairman of the Board, Co-Chief Executive Officer	April 15, 2010
David Abel

/s/ Neil Martucci	Chief Financial Officer and Principal Accounting Officer	April 15, 2010
Neil Martucci

/s/Robert P. Budetti	Chief Operating Officer and Director	April 15, 2010
Robert P. Budetti

/s/Kenneth Cartwright	Senior Vice President of Drug Developments Regulatory Affairs and Director	April 15, 2010
Kenneth Cartwright

/s/Alf E. F. Akerman	Director	April 15, 2010
Alf E. F. Akerman

/s/Bruce J. Bergman, Esq.	Director	April 15, 2010
Bruce J. Bergman, Esq.

/s/William T. Comer, Ph.D	Director	April 15, 2010
William T. Comer, Ph.D

/s/Aaron Cohen	Director	April 15, 2010
Aaron Cohen