Form 10-Q
period 2010-03-31
TETRAGENEX PHARMACEUTICALS, INC.
filed 2010-05-13
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NO. 333-134987

TETRAGENEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3781895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Jericho Turnpike, Suite 221
Syosset, NY 11791
(Address of principal executive offices)(Zip Code)

(516) 855-4425
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on May 13, 2010: 18,798,348

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4.	CONTROLS AND PROCEDURES	4
PART II: OTHER INFORMATION		4
ITEM 1.	LEGAL PROCEEDINGS	5
ITEM 1A.	RISK FACTORS	4
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4.	REMOVED	6
ITEM 5.	OTHER INFORMATION	6
ITEM 6.	EXHIBITS	6
SIGNATURES		7

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Balance Sheet
as of March 31, 2010 and Audited Balance Sheet as of December 31, 2009

	December	March
	31, 2009	31, 2010
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,420	$71,996
Other Receivable	133,079	-
Prepaid insurance and other current assets	4,034	20,626
	158,533	92,622

Property and equipment, net	4,933	3,603
Security Deposit	4,188	4,188
Patents, net	10,000	9,500

	$177,654	$109,913
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$411,994	$369,374
Accounts payable and accrued expenses	2,860,516	3,024,605
Accrued interest	63,556	74,652

Total current liabilities	3,336,066	3,468,631
Long term liability
Notes payable	50,000	85,000

Total liabilities	3,386,066	3,553,631

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding	-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 shares issued and outstanding	15,926	15,926
Additional paid-in capital	101,840,856	101,840,856
Accumulated deficit	(105,065,194)	(105,300,500)

Total stockholders' equity	(3,208,412)	(3,443,718)

	$177,654	$109,913

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Statement of Operations
for the Three Month Periods Ended March 31, 2010 and 2009

	Three months ended March 31

	2010	2009
	(unaudited)
Revenue
Contract revenue	$-	$-
	-	-

Operating expenses
Research and development	$(4,900)	$-
Compensation expense	168,879	44,356
Travel	1,576	14,763
General and administrative	33,667	27,348
Professional fees	10,151	15,000
Payroll taxes and employee benefits	11,164	17,229
Consulting fees	1,000	3,183
Rent and occupancy	12,552	11,409
Depreciation and amortization	785	11,426

Loss before other income(expense) and tax benefit	(235,919)	(144,714)

Other income (expense)
Loss on Disposal of Fixed asset	1,045	-
Relief From Liabilities	19,089	-
Interest income	-	240
Interest expense	(18,476)	(31,188)

Loss before tax benefit	(235,306)	(176,662)

Net loss	(235,306)	(175,662)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	15,926,126	15,926,126

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Statement of Cash Flows
for Three-Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,

	2010	2009
Cash flows from operating activities
Net loss	$(235,306)	$(175,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	785	11,426
Amortization of Debt Discount	7,380	6,235
Loss on disposal of fixed asset	1,045	-
Changes in operating assets and liabilities
Prepaid insurance and other current assets	(16,592)	12,040
Other Receivable	133,079	-
Accounts payable and accrued expenses	164,089	(1,546)
Accrued interest payable	11,096	24,952

Net cash provided by (used) in operating activities	65,576	(122,555)

Cash flows from investing activities
Cash paid for property and equipment	-	(844)
Cash paid for patents	-	(5,500)

Net cash used in investing activities	-	(6,344)

Cash flows from financing activities
Proceeds from notes payable	35,000	25,000
Payments on note payable	(50,000)	-

Net cash (used in) provided by financing activities	(15,000)	25,000

Net increase (decrease) in cash and cash equivalents	50,576	(103,899)

Cash and cash equivalents, beginning of year	21,420	329,863

Cash and cash equivalents, end of year	$71,996	$225,964

Supplemental disclosures of cash flow information
Cash paid for taxes	-	500
Cash paid for interest	-	-

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

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income of $34,285 and loss of $1,106,807 for years ended December 31, 2009 and 2008 respectively and a loss of $235,306 for the quarter ended March 31, 2010. In addition at March 31, 2010 the Company has a working capital deficiency of $3,376,009, current liabilities of approximately $3,468,631 and a deficiency in stockholder’s equity of $3,443,718.  As of March 31, 2010 the Company had less than twelve months working capital in the bank and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products.

Notwithstanding the foregoing, the Company believes that its lead compound, Nemifitide is a revolutionary treatment for depression and should it reach the market or become licensed to a pharmaceutical company, could prove extremely lucrative to the company.

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

Interim Financial Statements

Financial statements as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010.

3.           NOTES PAYABLE

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

In January 2010 we issued a secured promissory note to one of our directors, with a principal face value of $85,000, in exchange for cash advance payments  in the amount of $50,000 in November 2009 and $35,000 in January 2010.  The note carries interest at a rate of 12% per annum and matures in 2 years.

On January 11, 2010, the company  entered into a Settlement, Release and Compromise Agreement (the “Settlement Agreement”) with KBC Private Equity NV (“KBC”).   Pursuant to the Settlement Agreement, in acknowledgement of our financial situation, KBC accepted $50,000 as settlement (the “Settlement”) for a $2,227,000 in debt, which included accrued interest of $345,922..  Upon payment of the Settlement, KBC released its preferred equity interest in our intellectual property, as well as any other secured or unsecured claim it may have against us.  As a result of the settlement the company recorded a gain of $2,177,000 in 2009.

4.           STOCK OPTIONS

All of the Company’s stock options vest immediately upon issuance. The stock options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of their grant.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of March 31, 2010.

	Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	8.7

5.           PROMISSORY NOTES/WARRANTS

On May 28, 2008, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $175,000, together with warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at $0.50 per share, to seven individuals.  Further and as part of the same financing, on July 28, 2008 the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $75,000, together with warrants to purchase an aggregate of 150,000 shares of the Company’s common stock at $0.50 per share, to three individuals.  The Company had a third closing in October 2008.  The Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $100,000, together with warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at $0.40 per share, to two individuals. [Additionally, the Company issued an aggregate of 1,000,000 warrants exercisable at $0.40 per share expiring 5 years of issuance to the ten individuals who participated in the May 28, 2008 and July 28, 2008 closings.  These warrants replace the previously issued 500,000 warrants exercisable at $0.50 per share expiring 5 years from issuance.  The terms of the bridge loan were changed and thus previous investor’s holdings were adjusted to the new terms which were 4 warrants for every $1 issued.  The warrants are exercisable at $.40 per share and expire 5 years from issuance.

During 2009 an aggregate of 8,103,796 warrants expired valueless.

At December 31, 2009, the Company had outstanding warrants to purchase 5,329,718 shares of the Company’s common stock at exercise prices of $0.40, $1.65 and $6 per share. These warrants have expirations of July 2013, March 30, 2012, and November 30, 2011 respectively.

Additionally, in April 2010 the Company signed a consulting agreement with a scientist to perform an animal study on Nemifitide.   In lieu of cash compensation, the scientist was issued warrants to purchase 150,000 shares of the Company’s common stock at $0.03 per share expiring 5 years from issuance.

In May 2010, one accredited investor made a direct investment into the company.  He invested $50,000 for which he received 2,872,222 shares of common stock and warrants to purchase an additional 750,000 shares of common stock at $0.03 per share for the next 5 years

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of March 31, 2010.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,400,000	$0.40
$0.03	900,000	$0.03

6.          COMMON STOCK TRANSACTIONS

At March 31, 2010, the Company had authorized 50,000,000 shares of common stock, $0.001 stated value. The following table represents the approximate allocation of reserved shares at March 31, 2010:

Common Stock	18,798,348
Stock Options	11,838,253
Warrants	6,229,718
36,866,319

 7.          LITIGATION

At March 31, 2010 the Company was not involved in any ongoing litigation.

8.           RISKS AND UNCERTAINTIES

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,300,500 and $105,065,194 at March 31, 2010 and December 31, 2009, respectively.

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

9.           SUBSEQUENT EVENTS

Since 2003, the Company has sold a portion of its tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). The Company applied to participate in the Development Plan in 2009 and in January 2010 we received $133,079 as part of this program.

In May 2010, one accredited investor made a direct investment into the Company of $50,000 for which he received 2,872,222 shares of the Company’s common stock and warrants to purchase an additional 750,000 shares of common stock at $0.03 per share.  The warrants expire 5 years from the date of their grant.

Additionally, in April 2010 the Company signed a consulting agreement with a scientist to perform an animal study on Nemifitide.   In lieu of cash compensation, the scientist was issued warrants to purchase 150,000 shares of the Company’s common stock at $0.03 per share expiring 5 years from issuance.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Certain statements contained herein may constitute forward-looking statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, Tetragenex Pharmaceuticals, Inc.’s (referred to herein as “Tetragenex,” “we,” “our,” or us”) ability to obtain financing in the short term, risks associated with our clinical trials, our lack of revenue, and our inability to maintain working capital requirements to fund future operations.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report

OVERVIEW

Tetragenex is headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

We have a platform of peptides which have shown activity in the treatment of CNS diseases.  Nemifitide, our lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. We believe that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other central nervous system treatments.  Nemifitide has shown a rapid and robust onset of action with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the drugs that are used in the treatment of major depressive disorder currently.

We had hoped to find a licensing partner to continue the development of Nemifitide, primarily in treatment resistant patients which currently represents approximately 5 to 10 percent of the overall patient population suffering from the disease.  Nemifitide is currently administered thru subcutaneous injection and is given intermittently with 6 to 9 doses over 1 to 2 weeks. Patients who respond tend to stay healthy for several months after the initial dosing regimen. Due to several setbacks and the difficult economic environment, it seems unlikely that we will be able to obtain FDA approval for Nemifitide to be administered in the United States.   Therefore, we are now seeking approval to sell Nemifitide in several Central American, Eastern European and Caribbean nations based on the current data.  Patients will then be treated at centers located in those countries.

STATE OF NEW JERSEY DEVELOPMENT PLAN

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). We applied to participate in the Development Plan in 2009 and have been approved.  In January 2010 we received $133,079 as part of this program.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 we had approximately $70,000 in cash and have a core burn rate of approximately $7,000 per month.  As of May 13, 2010, we have approximately $120,000 in working capital and have a core burn rate of approximately $7,000 per month.  We believe that $120,000 is sufficient for 12 months of working capital (excluding the $369,374 in debt that is due. The $120,000 will be used primarily for operating expenses and costs associated with obtaining registration for Nemifitide abroad.    Additional capital will be needed to gain approval for Nemifitide in other countries and possibly set up our own clinics in those countries.  We are considering all strategic options which may provide working capital to fund our continuing business operations including equity offerings and debt financings; however, we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, further develop our products, or continue as a going concern. Upon Nemifitide’s successful clearance in a foreign country, we will begin to treat patients in such a country, which may be a source of cash flow for us.

As of May 13, 2010, we have aggregate liabilities of $3,553,631 consisting of bridge loans plus interest, accrued employee and director salaries as well as accounts payable from day to day operations.

RESULTS OF OPERATIONS

The Three Months ended March 31, 2010 Compared to the Three Months ended March 31, 2009

Revenue – We had no revenue from any source for the three months ending March 31, 2010 and 2009.

Compensation Expense – Compensation expense increased by $124,523 to $168,879 for the three months ended March 31, 2010, as compared to $44,356 for the three months ended March 31, 2009.  This increase was attributable to officers and directors beginning to accrue salaries again.  No cash compensation was paid during the quarter to officers or directors.

Professional Fees – Professional fees decreased by $4,849 to $10,151 for the three months ended March 31, 2010, as compared to $15,000 for the three months ended March 31, 2009.  This decrease was attributable to all accounting work being done in house.

Insurance Expense – Insurance costs decreased by $16,213 to $1133 for the three months ending March 31, 2010, as compared to $17,346 for the three months ending March 31, 2009.  This decrease was attributable to restructuring our insurance, our prepayment of some premiums in the fourth quarter of 2009 and our receiving a refund from a cancelled insurance policy.

Directors Fees – Director’s Fees expenses increased by 23,145 to 23,145 for the three months ending March 31, 2010, as compared to $0 for the three months ended March 31, 2009.  This increase was attributable to the board beginning to accrue their stipend again.

Travel and Entertainment Fee – Travel and Entertainment expenses decreased by 13,186 to $1,576 for the three months ending March 31, 2010, as compared to $14,763 for the three months ended March 31, 2009.  This decrease was attributable to our prepayment of a car lease, which was required by the leasing company upon our filing for bankruptcy.

Interest Expense Fee – Interest expense fees decreased by $12,712 to $18,476 for the three months ending March 31, 2010, as compared to $31,188 for the three months ended March 31, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Bank NV in January 2010 and no further interest being accrued.

Amortization Expense – Amortization expense fees decreased by $10,641 to $785 for the three months ending March 31, 2010, as compared to $11,426 for the three months ended March 31, 2009.  This decrease was attributable to our impairment of loss on our patents.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

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

Management, with the participation of our Co-Chief Executive Officers (one of whom currently also serves as our Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter. In making this evaluation, the Co-Chief Executive Officers considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of March 31, 2010, we were not party to any material legal proceedings not listed above, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.            RISK FACTORS

Our auditors have expressed doubt regarding our ability to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses.  We have had recurring annual operating losses since our fiscal inception.  We expect that such losses will continue at least through our fiscal year ending December 31, 2010.

We cannot offer assurances that any of the options that we are considering to provide us with working capital will occur or be successful.

We are considering a variety of strategic options to provide us with working capital.  These options include equity offerings, debt financings, identifying a licensing partner to continue our development of Nemifitide, and obtaining regulatory approval to sell Nemifitide in foreign jurisdictions.   However, there can be no assurance that we will be successful in negotiating or concluding any of these transactions.  If we are unable to consummate one or more of these transactions, and if adequate funds are not available to us or are not available on acceptable terms, we will likely not be able to continue as a going concern.

We may not be able to continue our operations without additional funding.

As of May 13, 2010, we had cash and cash equivalents of approximately $120,000.  We will require additional financing, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.                REMOVED

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

TETRAGENEX PHARMACEUTICALS, INC.

May 13, 2010	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002