Form 10-Q
period 2010-06-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2010-08-16
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑No

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on August 15, 2010: 18,798,348

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.

BALANCE SHEET

	December	June
	31, 2009	30, 2010
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,420	$102,171
Other Receivable	133,079	-
Prepaid insurance and other current assets	4,034	11,357
	158,533	113,528

Property and equipment, net	4,933	3,318
Security Deposit	4,188	4,188
Patents, net	10,000	9,000

	$177,654	$130,034
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	411,994	371,686
Accounts payable and accrued expenses	2,860,516	3,210,968
Accrued interest	63,556	85,871

Total current liabilities	3,336,066	3,668,525
Long term liability
Notes payable	50,000	85,000

Total liabilities	3,386,066	3,753,525

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000
15,926,126 and 18,798,348 shares issued and outstanding respectively	-	-
Common stock - $.001 par value - 50,000,000 shares authorized
15,926,126 shares issued and outstanding	15,926	18,798
Additional paid-in capital	101,840,856	101,896,984
Accumulated deficit	(105,065,194)	(105,539,273)

Total stockholders' equity	(3,208,412)	(3,623,491)

	$177,654	$130,033

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

 STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Revenue	(unaudited)		(unaudited)
Contract revenue	$-	$-	$-	$-
	-	-	-	-

Operating expenses
Research and development	$-	$4,900	$(4,900)	$4,900
Investment Expenses	7,500	-	7,500	-
Compensation expense	162,962	776,641	331,853	820,997
Travel	5,552	9,484	7,128	24,247
General and administrative	26,505	137,519	60,172	164,868
Professional fees	279	30,865	10,430	45,865
Payroll taxes and employee benefits	7,290	16,619	18,455	33,848
Consulting fees	1,500	2,780	2,500	5,963
Rent and occupancy	12,868	7,372	25,420	18,781
Loss on disposal of fixed asset	-	-	1,045	-
Depreciation and amortization	3,097	18,047	11,262	35,708

Loss before other income (expense)	(227,553)	(1,004,227)	(470,865)	(1,155,177)

Other income (expense)
Relief from Liabilities	-	-	19,089	-
Interest income and other	-	82	0	322
Interest expense	(11,219)	(39,200)	(22,315)	(64,154)

Loss before tax benefit	(238,772)	(1,043,345)	(474,091)	(1,220,009)

Net loss	$(238,772)	$(1,043,345)	$(474,091)	$(1,220,007)

Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.03)	$(0.08)

Weighted average common shares outstanding	17,532,100	15,926,126	17,532,100	15,926,126

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

 STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2010	2009
Cash flows from operating activities	(unaudited)
Net loss	$(474,091)	$(1,220,009)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,615	22,836
Amortization of Debt Discount	9,692	12,872
Additional Paid in Capital Common Stock	6,128	-
Capital Stock	2,872	-
Changes in operating assets and liabilities
Prepaid insurance and other current assets	(7,322)	4,753
Other Receivable	133,079	-
Accounts payable and accrued expenses	335,462	861,450
Accrued interest payable	22,315	65,155

Net cash used in operating activities	30,750	(252,943)

Cash flows from investing activities
Cash paid for equipment	-	(844)
Patent Cost	-	(6,575)

Net cash used in investing activities	59,000	(7,419)

Cash flows from financing activities
Proceeds from notes payable	-	25,000
Proceeds form Sale of Common Stock	50,000	-

Net cash provided by financing activities	-	25,000

Net decrease in cash and cash equivalents	80,750	(235,362)

Cash and cash equivalents, beginning of year	21,420	329,863

Cash and cash equivalents, end of period	$102,170	$94,501

Supplemental disclosures of cash flow information
Cash paid for taxes	-	-

Non Cash Transactions
Stock, options, and warants issued for compensation	1,500	-

The accompanying footnotes are an integral part of the financial statements.

Notes to the Financial Statements

1.             THE COMPANY

Tetragenex Pharmaceuticals, Inc. (the “Company” or “Tetragenex”) is headquartered in Syosset NY, and is a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

Tetragenex has a platform of peptides which have shown activity in the treatment of CNS diseases.  Nemifitide, the Company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments., Nemifitide has shown a rapid and robust onset of action with lasting benefits of approximately four months following treatment. Nemifitide is well tolerated, without any current evidence of significant side effects as compared to the current drugs that are used in the treatment of major depressive disorder.

Nemifitide is administered thru subcutaneous injection and is given intermittently with 6 to 9 doses over 1 to 2 weeks. Patients who respond tend to stay healthy for several months after the initial dosing regimen.

As a result of the difficult economic environment, the Company believes it is improbable that it will be able to obtain FDA approval for Nemifitide to be administered in the United States prior to the expiration of its patents in 2014.   Therefore, the Company is seeking regulatory  approval to sell Nemifitide in several Central American, Eastern European and Caribbean countries based on its current data.  Patients will then be treated at centers located in those countries.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income of $34,285 and loss of $1,106,807 for the years ended December 31, 2009 and 2008 respectively and a loss of $474,091 for the quarter ended June 30, 2010. In addition at June 30, 2010 the Company has a working capital deficiency of $3,538,490, current liabilities of approximately $3,668,524 and a deficiency in stockholder’s equity of $3,623,490.  As of June 30, 2010 the Company had less than twelve months working capital in the bank and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Interim Financial Statements

Financial statements as of June 30, 2010, and for the six month periods ended June 30, 2010 and 2009, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010.

3.             NOTES PAYABLE

During 2008 and into 2009 the Company raised $375,000 as part of a bridge loan.  In exchange for the funds the Company issued promissory notes payable totaling $375,000 plus 12% interest per annum.  The notes mature on the earlier of(a) the two year anniversary of their issue date,  or (b) upon the closing of at least $2 million in funding.  The promissory notes were accompanied by an aggregate of 1,500,000 warrants exercisable at $0.40 per share expiring in 2013.   A discount of $4,814 and $58,597 was recorded in 2009 and 2008 respectively as a result of the warrants.  The warrants were valued using the BlackScholes Method.

In January 2010 we issued a secured promissory note to one of our directors, with a principal face value of $85,000.  The secured promissory note was issued in exchange for cash payments owed to the director in the amount of $85,000.  The note carries interest at a rate of 12% per annum and matures on the two year anniversary of the issue date.

On January 11, 2010, the Company entered into a Settlement, Release and Compromise Agreement (the “Settlement Agreement”) with KBC Private Equity NV (“KBC”).   Pursuant to the Settlement Agreement, in acknowledgement of the Company’s financial situation, KBC accepted $50,000 as settlement (the “Settlement”) for a $2,227,000 debt that the Company owed KBC, which included accrued interest of $345,922.  Upon payment of the Settlement, KBC released its preferred equity interest in the Company’s intellectual property, as well as any other secured or unsecured claim it may have against the Company.  As a result of the settlement the Company recorded a gain of $2,177,000 in 2010.

 4.            STOCK OPTIONS

All of the Company’s stock options vest immediately upon issuance. The stock options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of their grant.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of June 30, 2010 for all options currently outstanding.

	Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	8.4

5.            PROMISSORY NOTES/WARRANTS

During May, June and October 2008, the Company issued promissory notes carrying 12% interest per annum having an aggregate face value of $350,000, together with warrants to purchase an aggregate of 1,400,000 shares of the Company’s common stock at $0.40 per share, to seven individuals.  The warrants expire 5 years from the date of issuance.

In April 2010 the Company signed a consulting agreement with a scientist to perform an animal study on Nemifitide.   In lieu of cash compensation, the scientist was issued warrants to purchase 150,000 shares of the Company’s common stock at $0.03 per share expiring 5 years from issuance.

In May 2010, one accredited investor purchased 2,872,222 shares of common stock at $0.017 per share, or an aggregate of $50,000.  The common stock was accompanied by Warrants to purchase 750,000 shares of common stock exercisable at $0.03 per share expiring 5 years from issuance.

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of June 30, 2010.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,400,000	$0.40
$0.03	900,000	$0.03

6.            COMMON STOCK TRANSACTIONS

In May 2010, one accredited investor purchased 2,872,222 shares of common stock at $0.017 per share, or an aggregate of $50,000.  The common stock was accompanied by Warrants to purchase 750,000 shares of common stock exercisable at $0.03 per share expiring 5 years from issuance.

At June 30, 2010, the Company had authorized 50,000,000 shares of common stock, $0.001 stated value. The following table represents the approximate allocation of reserved shares at June 30, 2010:

Type of Security	Amount Outstanding
Common Stock	18,798,348
Stock Options	11,838,253
Warrants	6,229,718
36,866,319

 7.            LITIGATION

At June 30, 2010 the Company was not involved in any ongoing litigation.

8.             RISKS AND UNCERTAINTIES

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,539,273 and $105,065,194 at June 30, 2010 and December 31, 2009, respectively.

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

Impairment of Assets

In February 2010 the Company requested that a patent valuation of its patent assts be performed.  The valuation determined the value of the patents is no greater than $10,000.  As a result, the Company recorded an impairment loss of $409,280 on this asset.   The impairment loss was recorded because the Company believes that it is improbable that it will receive approval from the FDA prior to the expiration of the patents in 2014.

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

We are headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases (“CNS”).

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

Nemifitide is administered thru subcutaneous injection and is given intermittently with 6 to 9 doses over 1 to 2 weeks. Patients who respond tend to stay healthy for several months after the initial dosing regimen.

 As a result of the difficult economic environment, we believe that it is improbable that we will be able to obtain FDA approval for Nemifitide to be administered in the United States prior to the expiration of our patents in 2014.   Therefore, we are seeking regulatory approval to sell Nemifitide in several Central American, Eastern European and Caribbean countries based on its current data.  Patients will then be treated at centers located in those countries.

STATE OF NEW JERSEY DEVELOPMENT PLAN

Since 2003, we have sold a portion of our tax losses through a development program sponsored by the State of New Jersey (the “Development Plan”). We applied to participate in the Development Plan in 2009 and have been approved.  In January 2010 we received $133,079 as part of this program.  However, we do not meet the Development Plan’s criteria for participation in 2010 and as a result have not submitted our application.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 we had approximately $95,000 in cash and have a core burn rate of approximately $7,000 per month.  As of August 13, 2010, we have approximately $75,000 in working capital and have a core burn rate of approximately $7,000 per month.  We believe that $75,000 is sufficient for 11 months of working capital (excluding the $369,374 in debt that is  due).

The $75,000 will be used primarily for operating expenses and costs associated with obtaining registration for Nemifitide abroad.  Additional capital will be needed to gain approval for Nemifitide in Central American, Eastern European and Carribean countries and to establish clinics in those countries.  We are considering all strategic options which may provide working capital to fund our continuing business operations including equity offerings and debt financings; however, we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, further develop our products, or continue as a going concern.

As of August 13, 2010, we have aggregate liabilities of $3,753,524 consisting of bridge loans plus interest, accrued employee and director salaries as well as accounts payable from day to day operations..

RESULTS OF OPERATIONS

The Three Months ended June 30, 2010 Compared to the Three Months ended June 30, 2009

Revenue – We had no revenue from any source for the three months ending June 30, 2010 and 2009.

Compensation Expense – Compensation expense decreased by $613,679 to $162,962 for the three months ended June 30, 2010, as compared to $776,641 for the three months ended June 30, 2009.  This decrease was attributable to our accruing fewer officers’ and directors’ salaries.

Professional Fees – Professional fees decreased by $30,586 to $279 for the three months ended June 30, 2010, as compared to $30,865 for the three months ended June 30, 2009.  This decrease was attributable to the deferral of professional fees.

Insurance Expense – Insurance costs decreased by $9,265 to $(4,059) for the three months ending June 30, 2010, as compared to $5,206 for the three months ending June 30, 2009.  This decrease was attributable to restructuring of our insurance, our prepayment of certain premiums in the fourth quarter of 2009 and our receiving a refund from a cancelled insurance policy.

Directors Fees – Director’s Fees expenses decreased by $88,016 to $23,666 for the three months ending June 30, 2010, as compared to $111,682 for the three months ended June 30, 2009.  This decrease was attributable to fewer accruals of directors’ fees.

Travel and Entertainment Fee – Travel and Entertainment expenses decreased by $3,932 to $5,552 for the three months ending June 30, 2010, as compared to $9,484 for the three months ended June 30, 2009.  This decrease was attributable to our having prepaid a car lease, which was required by the leasing company upon our filing for bankruptcy in 2009.

Interest Expense Fee – Interest expense fees decreased by $28,983 to $11,219 for the three months ending June 30, 2010, as compared to $40,202 for the three months ended June 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

 Amortization Expense – Amortization expense fees decreased by $14,950 to $3,097 for the three months ending June 30, 2010, as compared to $18,047 for the three months ended June 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

Rent and Occupancy – Rent and occupancy fees increased by $5,497 to $12,869 for the three months ending June 30, 2010, as compared to $7,372 for the three months ended June 30, 2009.  This increase was attributable to an increase in rent at the company’s headquarters, which will be payable in stock.

Employee Benefits –Employee benefit expenses decreased by $5,910 to $6,608 for the three months ending June 30, 2010, as compared to $12,518 for the three months ended June 30, 2009.  This decrease was attributable to the changing of our insurance plan.
The Six Months ended June 30, 2010 Compared to the Six Months ended June 30, 2009

Revenue – We had no revenue from any source for the six months ending June 30, 2010 and 2009.

Compensation Expense – Compensation expense decreased by $489,144 to $331,853 for the six months ended June 30, 2010, as compared to $820,997 for the six months ended June 30, 2009.  This decrease was attributable to our accruing fewer officers’ and directors’ salaries.

Professional Fees – Professional fees decreased by $35,435 to $10,430 for the six months ended June 30, 2010, as compared to $45,865 for the six months ended June 30, 2009.  This decrease was attributable to the deferral of professional fees.

Insurance Expense – Insurance costs decreased by $25,478 to $(2,925) for the six months ending June 30, 2010, as compared to $22,552 for the six months ending June 30, 2009.  This decrease was attributable to restructuring our insurance, our prepayment of some premiums in the fourth quarter of 2009 and our receiving a refund from a cancelled insurance policy.

Directors Fees – Director’s Fees expenses decreased by $64,870 to $46,811 for the six months ending June 30, 2010, as compared to $111,682 for the six months ended June 30, 2009.  This decrease was attributable to fewer accruals of directors’ fees.

Travel and Entertainment Fee – Travel and Entertainment expenses decreased by $17,119 to $7,128 for the six months ending June 30, 2010, as compared to $24,247 for the six months ended June 30, 2009.  This decrease was attributable to our having prepaid a car lease, which was required by the leasing company upon our filing for bankruptcy in 2009.

Interest Expense Fee – Interest expense fees decreased by $42,840 to $22,315 for the six months ending June 30, 2010, as compared to $65,155 for the six months ended June 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

 Amortization Expense – Amortization expense fees decreased by $24,446 to $11,262 for the six months ending June 30, 2010, as compared to $35,708 for the six months ended June 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

Rent and Occupancy – Rent and occupancy fees increased by $6,640 to $25,421 for the six months ending June 30, 2010, as compared to $18,781 for the six months ended June 30, 2009.  This increase was attributable to an increase in rent at our headquarters, which will be payable in stock.

Employee Benefits –Employee benefit expenses decreased by $7,264 to $17,772 for the six months ending June 30, 2010, as compared to $25,036 for the six months ended June 30, 2009.  This decrease was attributable to the changing of our insurance plan.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of June 30, 2010, we were not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

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

As of August 13, 2010, we had cash and cash equivalents of approximately $75,000.  We will require additional capital to complete our business strategy, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010 the Company signed a consulting agreement with a scientist to perform an animal study on Nemifitide.   In lieu of cash compensation, the scientist was issued warrants to purchase 150,000 shares of the Company’s common stock at $0.03 per share expiring 5 years from issuance.

In May 2010, one accredited investor purchased 2,872,222 shares of common stock at $0.017 per share, or an aggregate of $50,000.  The common stock was accompanied by Warrants to purchase 750,000 shares of common stock exercisable at $0.03 per share expiring 5 years from issuance.

The foregoing issuances of securities were effected in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

Not applicable.

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

TETRAGENEX PHARMACEUTICALS, INC.

August 13, 2010	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002