Form 10-Q/A
period 2010-06-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2010-09-28
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on August 15, 2010: 18,798,348

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.

BALANCE SHEET

	December	June
	31, 2009	30, 2010
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,420	$102,171
Other Receivable	133,079	-
Prepaid insurance and other current assets	4,034	11,356
	158,533	113,527

Property and equipment, net	4,933	3,318
Security Deposit	4,188	4,188
Patents, net	10,000	9,000

	$177,654	$130,033
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	411,994	371,686
Accounts payable and accrued expenses	2,860,516	3,210,968
Accrued interest	63,556	85,871

Total current liabilities	3,336,066	3,668,525
Long term liability
Notes payable	50,000	85,000

Total liabilities	3,386,066	3,753,525

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000
15,926,126 and 18,798,348 shares issued and outstanding respectively	-	-
Common stock - $.001 par value - 50,000,000 shares authorized
15,926,126 shares issued and outstanding	15,926	18,798
Additional paid-in capital	101,840,856	101,896,983
Accumulated deficit	(105,065,194)	(105,539,273)

Total stockholders' equity	(3,208,412)	(3,623,492)

	$177,654	$130,033

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

 STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010		2009
Revenue	(unaudited)		(unaudited)
Contract revenue	$-	$-		$-		$-
	-	-		-		-

Operating expenses
Research and development	$-	$4,900		$(4,900)		$4,900
Investment Expenses	7,500	-		7,500		-
Compensation expense	162,962	776,641		331,853		820,997
Travel	5,552	9,484		7,128		24,247
General and administrative	26,505	137,519		60,160		164,868
Professional fees	279	30,865		10,430		45,865
Payroll taxes and employee benefits	7,290	16,619		18,455		33,848
Consulting fees	1,500	2,780		2,500		5,963
Rent and occupancy	12,868	7,372		25,420		18,781
Depreciation and amortization	785	18,047		1,570		35,708

Loss before other income (expense)	(225,241)	(1,004,227)		(460,116)		(1,155,177)

Other income (expense)
Loss on disposal of fixed asset	-	-		(1,045)		-
Relief from Liabilities	-	-		19,089		-
Interest income and other	-	82		0		322
Interest expense	(13,531)	(39,200)		(32,007)		(65,154)

Loss before tax benefit	(238,772)	(1,043,345)		(474,079)		(1,220,009)

Net loss	$(238,772)	$(1,043,345)	$	(474,079)	$	(1,220,009)

Basic and diluted net loss per share	$(0.01)	$(0.07)		$(0.03)		$(0.08)

Weighted average common shares outstanding	16,841,449	15,926,126		16,386,316		15,926,126

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

 STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2010		2009
Cash flows from operating activities	(unaudited)
Net loss	$	(474,079)	$(1,220,009)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		1,570	22,836
Amortization of Debt Discount		9,692	12,872
Loss on disposal of fixed asset		1,045	-
Stock & warrant compensation		9,000	-
Changes in operating assets and liabilities
Prepaid insurance and other current assets		(7,322)	4,753
Other Receivable		133,079	-
Accounts payable and accrued expenses		350,451	861,450
Accrued interest payable		22,315	65,155

Net cash used in operating activities		45,751	(252,943)

Cash flows from investing activities
Cash paid for equipment		-	(844)
Patent Cost		-	(6,575)

Net cash used in investing activities		-	(7,419)

Cash flows from financing activities
Proceeds from notes payable		35,000	25,000
Proceeds form Sale of Common Stock		50,000	-
Payments on notes payable		(50,000)

Net cash provided by financing activities		35,000	25,000

Net increase (decrease) in cash and cash equivalents		80,751	(235,362)

Cash and cash equivalents, beginning of year		21,420	329,863

Cash and cash equivalents, end of period		$102,171	$94,501

Non Cash Transactions
Stock, options, and warants issued for compensation		$1,500	$-

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income of $34,285 and loss of $1,106,807 for the years ended December 31, 2009 and 2008 respectively and a loss of $474,079 for the quarter ended June 30, 2010. In addition at June 30, 2010 the Company has a working capital deficiency of $3,538,490, current liabilities of approximately $3,668,525 and a deficiency in stockholder’s equity of $3,623,492 .  As of June 30, 2010 the Company had less than twelve months working capital in the bank and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q /A .

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

As of August 13, 2010, we have aggregate liabilities of $3,753,524 consisting of bridge loans plus interest, accrued employee and director salaries as well as accounts payable from day to day operations .

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

Interest Expense Fee – Interest expense fees decreased by $25,669 to $13,531 for the three months ending June 30, 2010, as compared to $40,202 for the three months ended June 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

 Amortization Expense – Amortization expense fees decreased by $17,262 to $787 for the three months ending June 30, 2010, as compared to $18,047 for the three months ended June 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

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

Interest Expense Fee – Interest expense fees decreased by $33,147 to $32,007 for the six months ending June 30, 2010, as compared to $65,154 for the six months ended June 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

Amortization Expense – Amortization expense fees decreased by $34,138 to $1,570 for the six months ending June 30, 2010, as compared to $35,708 for the six months ended June 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

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

Management, with the participation of our Co-Chief Executive Officers (one of whom currently also serves as our Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q /A . Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter. In making this evaluation, the Co-Chief Executive Officers considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010.

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

TETRAGENEX PHARMACEUTICALS, INC.

September 15 , 2010	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002