Form 10-Q
period 2010-09-30
TETRAGENEX PHARMACEUTICALS, INC.
filed 2010-11-19
CIK 1362659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on November 15, 2010: 18,798,348

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Balance Sheet

as of September 30, 2010 and Audited Balance Sheet as of December 31, 2009

	December	September
	31, 2009	30, 2010
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,420	$115,708
Other Receivable	133,079	-
Prepaid insurance and other current assets	4,034	6,620
	158,533	122,328

Property and equipment, net	4,933	3,033
Security Deposit	4,188	4,188
Patents, net	10,000	8,500

	$177,654	$138,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	411,994	458,997
Accounts payable and accrued expenses	2,860,516	3,402,086
Proceeds from Investors Held in Escrow	-	75,218
Accrued interest	63,556	97,214

Total current liabilities	3,336,066	4,033,515
Long term liability
Notes payable	50,000	-

Total liabilities	3,386,066	4,033,515

Commitments and contingencies

Stockholders' equity
Class A preferred stock - $.01 par value - 5,000,000 shares authorized; 0 shares outstanding	-
Common stock - $.001 par value - 50,000,000 shares authorized 15,926,126 and $18,798,348 shares issued and outstanding respectively	15,926	18,798
Additional paid-in capital	101,840,856	101,896,984
Accumulated deficit	(105,065,194)	(105,811,248)

Total stockholders' equity	(3,208,412)	(3,895,466)

	$177,654	$138,049

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Statement of Operations

for the Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three months ended Sept 30,		Nine months ended Sept 30,

	2010	2009	2010	2009
Revenue	(unaudited)		(unaudited)
Contract revenue	$-	$-	$-	$-
	-	-	-	-

Operating expenses
Research and development	-		(4,900)	4,900
Investment Expenses	-		7,500
Compensation expense	178,321	137,135	510,174	958,132
Travel	7,253	15,011	14,382	39,258
General and administrative	50,654	35,574	110,949	194,563
Professional fees	-	26,388	10,430	72,253
Payroll taxes and employee benefits	8,545	16,262	27,000	53,273
Consulting fees	-		2,500	5,963
Rent and occupancy	12,631	8,917	38,052	27,698
Depreciation and amortization	3,097	20,650	2,355	56,358

Loss before other income(expense)	(260,501)	(259,937)	(718,442)	(1,412,398)

Other income (expense)
Impairmment of Patent		(371,661)		(371,661)
Loss on disposal of fixed asset			(1,045)
Relief from Liabilities			19,089
Interest income and other	4	11	4	322
Interest expense	(11,342)	(44,290)	(45,660)	(111,945)

Loss before tax benefit	(271,839)	(675,877)	(746,054)	(1,895,682)

Net loss	$(271,839)	$(675,877)	$(746,054)	$(1,895,682)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.04)	$(0.12)

Weighted average common shares outstanding	18,598,438	15,926,126	17,199,162	15,926,126

The accompanying footnotes are an integral part of the financial statements.

TETRAGENEX PHARMACEUTICALS, INC.

Unaudited Condensed Statement of Cash Flows

for Nine-Month Periods Ended September 30, 2010 and 2009

	Nine months ended September 30,

	2010	2009
Cash flows from operating activities	(unaudited)
Net loss	$(743,054)	$(1,895,672)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,355	36,850
Amortization of Debt Discount	12,004	19,509
Impairment of Asset-Patent	-	371,661
Stock & warrant compensation	9,000	-
	1,045	-
Changes in operating assets and liabilities
Prepaid insurance and other current assets	(2,586)	10,033
Other Receivable	133,079
Accounts payable and accrued expenses	541,570	1,007,294
Accrued interest payable	33,657	109,444

Net cash used in operating activities	(15,930)	(340,881)

Cash flows from investing activities
Cash paid for equipment	-	(844)
Patent Cost	-	(7,215)

Net cash used in investing activities	-	(8,059)

Cash flows from financing activities
Proceeds from notes payable	35,000	25,000
Procceds from Sale of Common Stock	50,000	-
Discount on Notes Payable	(50,000)
Payments on notes payable	75,218	-

Net cash provided by financing activities	110,218	25,000

Net increse (decrease) in cash and cash equivalents	94,288	(323,940)

Cash and cash equivalents, beginning of year	21,420	329,875

Cash and cash equivalents, end of period	$115,708	$5,935

The accompanying footnotes are an integral part of the financial statements.

Notes to the Financial Statements

1.                     THE COMPANY

Tetragenex Pharmaceuticals, Inc. (the “Company” or “Tetragenex”) is headquartered in Syosset NY, and was a wholly owned subsidiary of Innapharma, Inc. until 2004. (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases

Tetragenex has a platform of peptides which have shown activity in the treatment of central nervous system (“CNS”) diseases.  Nemifitide, the Company’s lead compound, was initially entered into human clinical trials in the late 1990’s.  Over 12 clinical trials have been conducted with Nemifitide for various types of depression. Tetragenex believes that Nemifitide is active in refractory or treatment resistant patients.  Treatment resistant patients are typically difficult to treat and normally don’t respond to other CNS treatments, however, management believes that Nemifitide has shown a rapid and robust onset of action with lasting benefits of approximately four months following treatment.

The Company previously sought to identify a licensing partner to continue the development of Nemifitide.  Due to several setbacks and the difficult economic environment, the Company believes that it is unlikely that it will be able to obtain FDA approval for Nemifitide to be administered in the United States.   Therefore, the Company will now seek to obtain approval to sell Nemifitide in several Central American, Eastern European and Caribbean nations based on its current data.  The Company intends to treat patients at centers located in those countries.

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidity

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income of $34,285 and loss of $1,106,807 for years ended December 31, 2009 and 2008 respectively and a loss of $271,839 for the quarter ended September 30, 2010. In addition at September 30, 2010 the Company has a working capital deficiency of $3,859,466, current liabilities of approximately $4,033,515 and a deficiency in stockholder’s equity of $3,895,466.  As of September 30, 2010 the Company had less than twelve months working capital in the bank and its main source of funds has been private investments. These factors raise doubt about the Company’s ability to continue as a going concern. The Company’s low stock price and its continuing losses may make it difficult to obtain either equity or debt financing, and, there can be no assurances that additional financing which is necessary for the Company to continue its business will be available to the company on acceptable terms, or at all. The Company’s ability to continue its operations is dependent upon its ability to generate sufficient funds from financings to meet its obligations on a timely basis and to further develop and market its products.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Standards

In July 2010, the FASB issued authoritative guidance to improve the disclosures that companies provide about the credit quality of receivables and the related allowance for credit losses. As a result of these amendments, companies will be required to disaggregate certain existing disclosures and provide certain new disclosures about receivables and the related allowance for credit losses. Tetragenex’s implementation of this guidance for the year ended December 31, 2010 is not expected to have a significant impact on Tetragenex’s financial position or results of operations.

Interim Financial Statements

Financial statements as of September 30, 2010, and for the nine month periods ended September 30, 2010 and 2009, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The interim condensed financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010.

3.                      NOTES PAYABLE

During 2008 and 2009 the Company raised $375,000 as part of a bridge loan.  In connection with the bridge loan the Company issued promissory notes with a principal face value of $375,000 which carry interest at the rate of 12% interest per annum.  The promissory notes are due in 2 years or upon the closing of at least $2 million in funding.  The promissory notes were accompanied by an aggregate of 1,500,000 warrants exercisable at $0.40 per share expiring in 2013.  As a result of the Company’s issuance of the warrants, a discount of $4,814 and $58,597 was recorded in 2009 and 2008 respectively.  The warrants were valued using the Black Scholes Method.

In January 2010 the Company issued a secured promissory note to one of its directors, with a principal face value of $85,000, in exchange for cash advance payments in the amount of $50,000 in November 2009 and $35,000 in January 2010.  The note carries interest at a rate of 12% per annum and matures in 2 years.

On January 11, 2010, the Company entered into a Settlement, Release and Compromise Agreement (the “Settlement Agreement”) with KBC Private Equity NV (“KBC”).  Pursuant to the Settlement Agreement, and in acknowledgement of the Company’s financial situation, KBC accepted $50,000 as settlement (the “Settlement”) for a $2,227,000 in debt, which included accrued interest of $345,922.  Upon payment of the Settlement, KBC released its preferred equity interest in the Company’s intellectual property, as well as any other secured or unsecured claim it may have had against the Company.  As a result of the settlement the Company recorded a gain of $2,177,000 in 2009.

4.                     STOCK OPTIONS

All of the Company’s stock options vest immediately upon issuance. The stock options are not actively trading and the fair market value is not readily ascertainable, the options are taxable at the time of exercise as opposed to the time of their grant.

The following table presents information regarding weighted-average exercise price and weighted average remaining contractual life as of September 30, 2010.

	Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.00	11,838,253	$1.00	8.1

5.                     PROMISSORY NOTES/WARRANTS

The following table presents, for each of the following classes of warrants as determined by range of exercise price, information regarding warrants outstanding and weighted-average exercise price as of September 30, 2010.

	Warrants Outstanding
Range of Exercise Price	Number of Warrants	Weighted Average Exercise Price
$1.65	645,322	$1.65
$6.00	3,284,396	$6.00
$0.40	1,400,000	$0.40
$0.03	900,000	$0.03

6.                     COMMON STOCK TRANSACTIONS

At September 30, 2010, the Company had authorized 50,000,000 shares of common stock, $0.001 stated value. The following table represents the approximate allocation of reserved shares at September 30, 2010:

Common Stock	18,798,348
Stock Options	11,838,253
Warrants	6,229,718
36,866,319

 7.                    LITIGATION

At September 30, 2010 the Company was not involved in any ongoing litigation.

8.                     RISKS AND UNCERTAINTIES

As reflected in the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and negative operating cash flows, which have been financed primarily by proceeds from stock and debt issuances. As a result, the Company had an accumulated deficit of $105,811,249 and $105,065,194 at September 30, 2010 and December 31, 2009, respectively.

The Company is considering all strategic options which may provide working capital to fund its continuing business operations including equity offerings and debt financings; however, the Company can offer no assurance that it will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to the Company, the Company will likely not be able to take advantage of unanticipated opportunities, further develop its products, or continue as a going concern.

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

9.                     SUBSEQUENT EVENTS

On October 26, 2010, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court for the Eastern District of New York (Case No. 10-78439-reg).  The Company has filed a pre-packaged bankruptcy on the basis that it believes that it has obtained the requisite approval from its creditors under the Bankruptcy Code for its plan of reorganization. The Company will continue to operate its business and manage its affairs as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

We are headquartered in Englewood Cliffs, New Jersey, and we were a wholly owned subsidiary of Innapharma, Inc. until 2004 (“Innapharma”). Innapharma was founded in 1989 in the State of Delaware as a biotechnology company that has discovered and intends to commercialize proprietary pharmaceutical products for use in treatment resistant depression and other central nervous system diseases (“CNS”).

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

On October 26, 2010, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court for the Eastern District of New York (Case No. 10-78439-reg).  We filed a pre-packaged bankruptcy on the basis that we believe that we have obtained the requisite approval from our creditors under the Bankruptcy Code for our plan of reorganization. We will continue to operate our business and manage our affairs as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code and the orders of the Bankruptcy Court.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 we had approximately $40,000 in cash and have a core burn rate of approximately $7,000 per month.  As of November 15, 2010, we have approximately $25,000 in working capital and have a core burn rate of approximately $7,000 per month.  We believe that $25,000 is sufficient for 3 months of working capital (excluding $458,998 in debt that is due). The $25,000 will be used primarily for operating expenses and costs associated with obtaining registration for Nemifitide abroad.    Additional capital will be needed to gain approval for Nemifitide in other countries and possibly set up our own clinics in those countries.  We are considering all strategic options which may provide working capital to fund our continuing business operations including equity offerings and debt financings; however, we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to continue as a going concern.

As of November 15, 2010, we have aggregate liabilities of $3,954,697 consisting of bridge loans plus interest, accrued employee and director salaries as well as accounts payable from day to day operations.

RESULTS OF OPERATIONS

The Three Months ended September  30, 2010 Compared to the Three Months ended September 30, 2009

Revenue – We had no revenue from any source for the three months ending September 30, 2010 and 2009.

Compensation Expense – Compensation expense decreased by $41,186 to $178,321 for the three months ended September 30, 2010, as compared to $137,135 for the three months ended September 30, 2009.  This decrease was attributable to our accruing fewer officers’ and directors’ salaries..

Professional Fees – Professional fees decreased by $26,388 to $0 for the three months ended September 30, 2010, as compared to $26,388 for the three months ended September 30, 2009.  This decrease was attributable to the deferral of professional fees.

Insurance Expense – Insurance costs decreased by $9,688 to $2,237 for the three months ending September 30, 2010, as compared to $11,925 for the three months ending September 30, 2009.  This decrease was attributable to restructuring of our insurance, our prepayment of certain premiums in the fourth quarter of 2009 and our receiving a refund from a cancelled insurance policy.Directors Fees – Director’s Fees expenses increased by $8,574 to $24,199 for the three months ending September 30, 2010, as compared to $15,625 for the three months ended September 30, 2009.  This increase was attributable to our Board of Directors accruing interest on amounts owed.

Travel and Entertainment Fee – Travel and Entertainment expenses decreased by $7,758 to $7,253 for the three months ending September 30, 2010, as compared to $15,011 for the three months ended September 30, 2009.  This decrease was attributable to our having prepaid a car lease, which was required by the leasing company upon our filing for bankruptcy in 2009.

Interest Expense Fee – Interest expenses decreased by $32,948 to $11,342 for the three months ending September 30, 2010, as compared to $44,290 for the three months ended September 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

Amortization Expense – Amortization expenses decreased by $17,553 to $3,097 for the three months ending September 30, 2010, as compared to $20,650 for the three months ended September 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

Rent and Occupancy – Rent and occupancy expenses increased by $5,805 to $12,631 for the three months ending September 30, 2010, as compared to $6,826 for the three months ended September 30, 2009.  This increase was attributable to an increase in rent at our headquarters, which will be payable in stock.

Employee Benefits –Employee benefit expenses decreased by $7,003 to $7,692 for the three months ending September 30, 2010, as compared to $14,695 for the three months ended September 30, 2009.  This decrease was attributable to the changing of our insurance plan.

Printing and Reproduction– Printing and reproduction increased by $19,941 to $19,793 for the three months ending September 30, 2010, as compared to $352 for the three months ended September 30, 2009.  This increase was attributable our transmitting solicitation materials to all of our shareholders and creditors in connection with our prepackaged bankruptcy.

The Nine  Months ended September 30, 2010 Compared to the Nine  Months ended September 30, 2009

Revenue – We had no revenue from any source for the nine  months ending September 30, 2010 and 2009.

Compensation Expense – Compensation expense decreased by $447,958 to $510,174 for the nine months ended September  30, 2010, as compared to $958,132 for the nine months ended September 30, 2009.  This decrease was attributable to our accruing fewer officers’ and directors’ salaries.

Professional Fees – Professional fees decreased by $61,823 to $10,430 for the nine months ended September 30, 2010, as compared to $72,253 for the nine months ended September  30, 2009.  This decrease was attributable to the deferral of professional fees.

Insurance Expense – Insurance costs decreased by $35,167to $(689) for the nine months ending September 30, 2010, as compared to $34,478 for the nine months ending September 30, 2009.  This decrease was attributable to restructuring our insurance, our prepayment of some premiums in the fourth quarter of 2009 and our receiving a refund from a cancelled insurance policy.

Directors Fees – Director’s Fees expenses decreased by $56,297 to $71,010 for the  nine  months ending September 30, 2010, as compared to $127,307 for the nine months ended September 30, 2009.  This decrease was attributable to fewer accruals of directors’ fees.

Travel and Entertainment Fee – Travel and Entertainment expenses decreased by $24,876 to $14,382 for the nine months ending September  30, 2010, as compared to $39,258  for the nine months ended September 30, 2009.  This decrease was attributable to our having prepaid a car lease, which was required by the leasing company upon our filing for bankruptcy in 2009.

Interest Expense Fee – Interest expense fees decreased by $75,787 to $33,657 for the nine months ending September 30, 2010, as compared to $109,444 for the  nine months ended September 30, 2009.  This decrease was attributable to the settlement of the note we had outstanding to KBC Private Equity NV in January 2010 and no further interest being accrued.

Amortization Expense – Amortization expense fees decreased by $42,000 to $14,358 for the nine months ending September 30, 2010, as compared to $56,358 for the nine months ended September 30, 2009.  This decrease was attributable to our impairment of loss on our patents.

Rent and Occupancy – Rent and occupancy fees increased by $12,445 to $38,052 for the nine months ending September 30, 2010, as compared to $25,606 for the nine months ended September 30, 2009.  This increase was attributable to an increase in rent at our headquarters, which will be payable in stock.

Employee Benefits –Employee benefit expenses decreased by $14,268 to $25,464 for the nine months ending September 30, 2010, as compared to $39,732 for the nine months ended September 30, 2009.  This decrease was attributable to the changing of our insurance plan.

Printing and Reproduction– Printing and reproduction increased by $19,754 to $21,334 for the nine months ending September 30, 2010, as compared to $1,580 for the nine months ended September 30, 2009.  This increase was attributable to having to send out solicitation materials to all shareholders and creditors as part of our prepackaged bankruptcy. [Please revise numbers for the nine month period as opposed to three month period]

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, that is designed to ensure that information required to be disclosed in our Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers (one of whom currently also serves as our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

PART II: OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against us. As of September 30, 2010, we were not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

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

As of November 15, 2010, we had cash and cash equivalents of approximately $25,000.  We currently have approximately $95,000 in escrow as part of our Bankruptcy financing.  We will require additional financing, which we may obtain through issuance of debt and/or equity. Such financings may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

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

TETRAGENEX PHARMACEUTICALS, INC.

November 19, 2010	/s/Martin Schacker
Martin Schacker Co-Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002